Form 10QSB
period 1995-06-30
CORFACTS INC
filed 1995-08-30
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 1995

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

COMMISSION FILE NUMBER  0-17394


                            CORFACTS, INC.
(Exact name of small business issuer as specified in its charter)


 New Jersey                             22-2478379
(State or other jurisdiction of      (I.R.S. Employer ID No.)
 incorporation or organization)

50 Highway 9, Morganville, NJ                07751
(Address of principal executive offices)   (Zip code)

Issuer's telephone number, including area code: (908) 972-2500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                         Outstanding as of June  30, 1995
Common stock, no par value              8,005,314

Transitional Small Business Disclosure Format: Yes      No  X

                              File Number  0-17394

                                  Corfacts, Inc.
                                   Form 10-QSB
                                  June 30, 1995

                                      INDEX

PART I - FINANCIAL INFORMATION                              PAGE

    Item 1.  Financial Statements

     Condensed Balance Sheets at
       June 30, 1995 and December 31, 1994                    3.

     Condensed Statements of Operations
       for the six months ended June 30, 1995 and 1994        4.

     Condensed Statements of Cash Flows
       for the six months ended June 30, 1995 and 1994        5.

     Notes to Condensed Financial Statements                  6.

    Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 8.

PART II - OTHER INFORMATION                                  11.

Signatures                                                   12.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                              CORFACTS, INC.
                              BALANCE SHEETS
                                       June 30,     December 31,
                                          1995          1994
    ASSETS                            (Unaudited)
     Current Assets
 Cash and cash equivalents          $     78,986     $   4,246
 Interest bearing deposits               386,191       485,608
 Accounts receivable, net                    157         5,881
 Loan receivable, officer                 34,869        33,944
 Receivable from buyer                    29,121        13,231
 Prepaid expenses                          2,164             -
 Other receivable - municipal tax liens   16,900        27,761
  Total Current Assets                   548,388       570,671
 Other assets
  Loan receivable, officer                97,245        62,445
  Investment in partnership               19,642        46,656
  Other receivable - municipal tax liens  81,462       102,471
  Other assets                             1,200         1,200
     Total Other Assets                  199,549       212,772

         TOTAL ASSETS                  $ 747,937      $783,443

 LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
    Accounts payable and accrued liab     12,292        17,805
     Total Current Liabilities            12,292        17,805

    Stockholders' equity
      Common stock, no par value,
      20,000,000 shares authorized;
      8,005,314 shares issued and
      outstanding in 1995 and 1994     1,159,571    1,159,571
      Retained (deficit)                (423,926)    (393,933)
         TOTAL STOCKHOLDERS'
          EQUITY                         735,645      765,638

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $747,937    $ 783,443

See accompanying notes to condensed financial statements.
                              CORFACTS, INC.
                         STATEMENTS OF OPERATIONS



                                     Six  months ended June 30,
                                       1995            1994
                                            (Unaudited)

Income:
Revenue sharing                       $  6,721      $  6,585
Equity in earnings of
 unconsolidated investee                 2,482         3,951
Income from tax liens, net               9,566         6,774
Interest  and other income, net          7,504         9,401
          Total income                  26,273        26,711

Costs & expenses:
General & administrative                56,266        48,584
Depreciation and amortization                -         1,873
          Total costs & expenses        56,266        50,457

Net loss                             $ (29,993)    $ (23,746)

Net loss per share                   $   (.004)    $   (.003)

Weighted average shares
 outstanding                         8,005,314     8,005,314











See accompanying notes to condensed financial statements.
                              CORFACTS, INC.
                          STATEMENTS OF CASH FLOWS


                                    Six months ended June  30,
                                        1995          1994
                                           (Unaudited)
Cash flows from operating activities:
  Net loss                           $(29,993)        $(23,746)
  Adjustments to reconcile net loss
  to net cash used in operations:
     Depreciation                           -            1,873
     Decrease in accounts receivable    5,724              231
     Increase in prepaid expenses      (2,164)          (4,100)
     Decrease in accounts payable
       & accrued liabilities           (5,513)         (27,325)
  Net cash used in operating
    activities                        (31,946)         (53,067)

Cash flows from investing activities:
     Decrease in tax lien receivable   31,870           29,317
     Decrease in partnership
       investment                      27,014            5,762
     Decrease in advance on contract        -           14,990
  Net cash provided by investing
          activities                   58,884           50,069

Cash flows from financing activities:
     Repayment from partner                 -           31,504
     Payment to buyer                 (15,890)          (4,457)
     Repayment from (loan to) officer (35,725)          23,605
  Net cash provided by (used in)
          financing activities        (51,615)          50,652

Net increase (decrease) in cash
          and cash equivalents        (24,677)          47,654

Cash and cash equivalents at
           beginning of period        489,854          508,307
Cash and cash equivalents at end
           of period                 $465,177         $555,961

                              CORFACTS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
  The accompanying condensed consolidated interim financial statements included herein have been prepared by Corfacts, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made areadequate to make the information presented not misleading.

  In the opinion of management, the information furnished for the six month period ended June 30,1995 and 1994 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1995. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on Form 10-K (Commission File Number 0-17394).

NOTE 2 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with related parties, which are detailed as follows:

                     Current        Long-term
  Due from Buyer:    $29,121         $     -
  Due from Officer    34,869          97,245
                     $63,990         $97,245

NOTE 3 - ASSET SALE
  The Company sold specific assets and liabilities of the Information division, effective August 1,1991, to Ford Publishing, Inc. These assets included all of the existing book inventory, Corfacts' customer database, the business information software and a collection of marketing material. In addition to the negotiated purchase price, Corfacts has been receiving 5% of gross sales of the buyer, and will continue to receive these payments up to a total payment of $50,000. However, Corfacts cannot predict whether all of these payments will actually be received, and is, therefore, recording this income as Revenue Sharing.

NOTE 4 - OTHER RECEIVABLES
  Municipal tax liens subject the Company to the potential loss of investment. If the Company is forced to foreclose on the real estate listed as collateral, there is a potential for total loss from the investment if the property cannot be sold.

NOTE 5 - INVESTMENT IN PARTNERSHIP
  The partnership's only assets are municipal tax liens. If the Company is forced to foreclose on the real estate listed as collateral, there is a potential for total loss from this investment if the property cannot be sold.
                              CORFACTS, INC.
                      PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995, COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1994
Corfacts has been unsuccessful in locating a suitable merger or acquisition candidate to return the Company to a more active operating status. As a result of this, management has decided to return its focus to the publishing industry and is now compiling data for use in a new informational directory. It is expected that the first edition will be completed in the third or fourth quarter of 1995. Management will carefully monitor this project with the intent of developing this operation, if successful, into expanded geographical and informational areas.

Revenue sharing relative to the sale of the information division for the six month period ended June 30, 1995 was $6,721 as compared to $6,585 for the same period last year. The increase in revenue sharing is the result of higher sales for Ford Publishing during this period as compared to the six months ended June 30, 1994. To date, the Company has received approximately $46,800 of the total $50,000 royalty payment to be paid by Ford Publishing, Inc. The Company expects to receive the remainder of this royalty during fiscal 1995. During the first quarter of 1995, the Company entered into a joint venture publishing project with Ford Publishing, Inc. As part of this agreement, Corfacts has invested $10,000 to help fund the completion of this project. In addition to being repaid, the Company will also receive royalties on all books sold. In the event that these directories do not sell as projected, the Company is guaranteed predetermined return on its investment. These directories began shipment in June, and the Company has received $975 in royalties on this new project during the first month of sales. If this project is successful, the Company will evaluate other publishing projects in the future.

Total income derived from Tax Lien investments was $12,048 for the six month period ended June 30,1995, as compared to $10,725 for the same period in 1994. Total income from Tax Lien investments is broken down into two categories. Income derived from the Company's partnership in tax lien investment was $2,482, as compared to $3,951 for the same six month period in 1994. Income from the Company's solely owned tax liens was $9,566, as compared to $6,774 for the same period in 1994. Management expects revenues from tax lien investments to decline due to the increased competitive bidding on these liens, which has caused the Company to refrain from making any new purchases, to date, in fiscal 1995.

Interest income for the six months ended June 30, 1995 was $7,201 as compared to $7,812 for the same period last year. Interest income consists primarily of interest earned on Certificates of Deposit and on Receivable from Buyer.

General and administrative costs increased by $7,682 from $48,584 in 1994 to $56,266 in 1995. This increase is primarily attributable to an increase in Officer Salary. There was no depreciation expense for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, due to the fact that all equipment and furniture have now been fully depreciated.

Net loss for the six months ended June 30, 1995 was $29,993, or $.004 per share, as compared to $23,746, or $.003 for the same period last year. The Company's operations have remained relatively constant and the Company does not expect any material increase in revenues or expenses in the near future.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 1995, the Company had current assets of $548,388, including $465,177 in cash and cash equivalents, which includes $386,191 in 90 day certificates of deposit This amount exceeded the Company's current liabilities of $12,292, providing working capital of $536,096.

The average monthly cash usage, net of interest and revenues earned on investments is approximately $6,000. The investment in a new business or joint venture would, of course, change this monthly cash usage with the initial outlays required, results of the investment, and the length of time it would take for the investment to become self funding.

There are no plans at this time to increase personnel or make any capital expenditures during fiscal 1995. The Company plans to use outside contractors for all research and compiling of data for any publishing or other projects.

Most of the cash available in the Company has been invested in 90 day FDIC insured Certificates of Deposit at various local banking institutions. The interest rates on these Certificates have been averaging between 2.75% and 5%. Management reviews these Certificates as they mature.

Revenues from Tax Lien investments are expected to diminish in fiscal 1995 as many existing liens are redeemed and additional liens have not been purchased due to the growing popularity of these instruments and the increasing number of investors who are willing, unlike the Company, to purchase these liens at very low interest rates.
                              CORFACTS, INC.
                        PART II - OTHER INFORMATION

Item 1.  Legal proceedings:
     None

Item 2.  Changes in securities:
     None

Item 3.  Defaults upon senior securities:
     None

Item 4.  Submission of matters to a vote of security holders:
     None

Item 5.  Other information:
     None

Item 6.  Exhibits and Reports on Form 8-K:
     (a) Exhibits - None

     (b) Reports on Form 8-K - None
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORFACTS, INC.



August 11, 1995               /s/ Larry Finkelstein

                              Larry Finkelstein, Chairman and CEO
                              (Duly authorized officer and
                                principal financial officer)