Form 10QSB/A
period 1995-06-30
CORFACTS INC
filed 1995-10-11
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                         FORM 10-QSB/A

(MARK ONE)

( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED
June 30, 1995

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

                COMMISSION FILE NUMBER  0-17394


                          CORFACTS, INC.
(Exact name of small business issuer as specified in its charter)
  New Jersey                         22-2478379
(State or other jurisdiction of    (I.R.S. Employer ID No.)
  incorporation or organization)

50 Highway 9, Morganville, NJ              07751
(Address of principal executive offices)(Zip code)


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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class                         Outstanding as of June 30, 1995
Common stock, no par value              8,005,314

Transitional Small Business Disclosure Format:Yes      No  X

                         CORFACTS, INC.
                         FORM 10-QSB/A
                          JUNE 30, 1995

FINANCIAL DATA SCHEDULE:

This schedule contains summary financial information extracted from Form 10-K for the period ended December 31, 1994 and Form
10-QSB for the period ended June 30, 1995, and is qualified in its entirety by reference to such financial statements.

                         CONDENSED BALANCE SHEET
                              (In thousands)

                 Six months ended            Year ended
                     June 30,               December 31,
                  1995     1994        1994      1993     1992
                  (Unaudited)

Working
 capital          $537     $630        $553      $592     $750

Total
 assets            748      810         783       861      927


Long-term
liabilities          0        0           0         0        0


Shareholders'
 equity            736      805         766       829      881



                         CONDENSED STATEMENT OF OPERATIONS
                                   (In thousands)

                           Six months ended       Year ended
                               June 30,          December 31,
                              1995     1994    1994    1993    1992

                               (Unaudited)


Total income                  $ 26    $ 27     $ 50    $ 46    $ 48

Cost and Expenses               56      51      113     112     129

Income (Loss) from
  Continuing Operations        (30)     24      (63)    (66)    (81)

Income (Loss) from
 Discontinued Operations         0       0        0      13      13

Net Income(Loss)              $(30)   $(24)    $(63)   $(53)   $(68)










                                FINANCIAL DATA SCHEDULE, PAGE 2

                            PER SHARE AMOUNTS


                     Six months ended
                         June 30,                 Year ended December 31,

                     1995        1994            1994       1993      1992

Loss from
continuing
operations       $ (0.004)    $ (0.003)       $ (0.008)   $ (0.008)  $ (0.010)

Income from
discontinued
operations       $  0.000     $  0.000        $  0.000    $  0.002   $  0.002

Net loss per
share            $ (0.004)    $ (0.003)       $ (0.008)   $ (0.006)  $ (0.008)


The weighted average number of shares outstanding has remained constant for all of the periods reported above at 8,005,314.