Form 10QSB
period 1995-09-30
CORFACTS INC
filed 1995-11-13
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 1995

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

Class                       Outstanding as of September 30, 1995
Common stock, no par value              8,005,314

Transitional Small Business Disclosure Format: Yes      No  X

                              File Number  0-17394

                                  Corfacts, Inc.
                                   Form 10-QSB
                                September 30, 1995

                                      INDEX

PART I - FINANCIAL INFORMATION                              PAGE

    Item 1.  Financial Statements

     Condensed Balance Sheets at
       September 30, 1995 and December 31, 1994               3.

     Condensed Statements of Operations
       for the nine months ended September 30, 1995
       and 1994                                               4.

     Condensed Statements of Cash Flows
       for the nine months ended September 30, 1995
       and 1994                                               5.

     Notes to Condensed Financial Statements                  6.

    Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 8.

PART II - OTHER INFORMATION                                  11.

Signatures                                                   12.
                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                              CORFACTS, INC.
                              BALANCE SHEETS
                                   September 30,     December 31,
                                       1995             1994
    ASSETS                         (Unaudited)
     Current Assets
 Cash and cash equivalents              $ 79,348      $  4,246
 Interest bearing deposits               439,787       485,608
 Accounts receivable, net                    231         5,881
 Loan receivable, officer                 34,869        33,944
 Receivable from buyer                    22,750        13,231
 Other receivable                         10,725             -
 Prepaid expenses                          7,170             -
 Other receivable - municipal tax liens   14,367        27,761
  Total Current Assets                   609,247       570,671
 Other assets
  Loan receivable, officer                97,245        62,445
  Investment in partnership               15,210        46,656
  Other receivable - municipal tax liens  16,503       102,471
  Other assets                             1,200         1,200
     Total Other Assets                  130,158       212,772

         TOTAL ASSETS                   $739,405      $783,443

 LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
    Accounts payable and accrued liab     16,763        17,805
     Total Current Liabilities            16,763        17,805

    Stockholders' equity
      Common stock, no par value,
      20,000,000 shares authorized;
      8,005,314 shares issued and
      outstanding in 1995 and 1994     1,159,571     1,159,571
      Retained (deficit)                (436,929)     (393,933)
         TOTAL STOCKHOLDERS'
          EQUITY                         722,642       765,638

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $739,405    $  783,443

See accompanying notes to condensed financial statements.
                              CORFACTS, INC.
                         STATEMENTS OF OPERATIONS



                                  Nine months ended September 30,
                                       1995            1994
                                            (Unaudited)

Income:
Revenue sharing                        $ 9,740       $ 8,785
Contract royalty revenue                     -         2,099
Equity in earnings of
 unconsolidated investee                 5,279         5,356
Income from tax liens, net              14,133        10,514
Interest  and other income, net         11,751        11,650
          Total income                  40,903        38,404

Costs & expenses:
General & administrative                83,899        71,983
Depreciation and amortization                -         2,773
          Total costs & expenses        83,899        74,756

Net loss                              $(42,996)     $(36,352)

Net loss per share                    $  (.005)     $  (.005)

Weighted average shares
 outstanding                         8,005,314     8,005,314











See accompanying notes to condensed financial statements.
                              CORFACTS, INC.
                          STATEMENTS OF CASH FLOWS


                                  Nine months ended September 30,
                                       1995             1994
                                           (Unaudited)
Cash flows from operating activities:
  Net loss                           $(42,996)        $(36,352)
  Adjustments to reconcile net loss
  to net cash used in operations:
     Depreciation                           -            2,773
     (Increase) decrease in accounts
       receivable                      (5,075)           5,173
     Increase in prepaid expenses      (7,170)         (18,350)
     Decrease in accounts payable
       & accrued liabilities           (1,042)         (24,679)
  Net cash used in operating
    activities                        (56,283)         (71,435)

Cash flows from investing activities:
     Decrease in tax lien receivable   99,362           30,672
     Decrease in partnership
       investment                      31,446           13,309
     Decrease in advance on contract        -           14,990
  Net cash provided by investing
          activities                  130,808           58,971

Cash flows from financing activities:
     Repayment from partner                 -           31,504
     Note receivable from buyer       ( 9,519)          (4,161)
     Repayment from (loan to) officer (35,725)          23,605
  Net cash provided by (used in)
          financing activities        (45,244)          50,948

Net increase (decrease) in cash
          and cash equivalents         29,281          38,484

Cash and cash equivalents at
           beginning of period        489,854          508,307
Cash and cash equivalents at end
           of period                 $519,135         $546,791

                              CORFACTS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1995
                                (Unaudited)

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

  In the opinion of management, the information furnished for the nine month period ended September 30,1995 and 1994 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1995. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on Form 10-K (Commission File Number 0-17394).

NOTE 2 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with related parties, which are detailed as follows:

                     Current        Long-term
  Due from Buyer:    $22,750         $     -
  Due from Officer    34,869          97,245
                     $57,619         $97,245

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

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1995,COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994
Corfacts has been unsuccessful in locating a suitable merger or acquisition candidate to return the Company to a more active operating status. As a result of this, management has decided to return its focus to the publishing industry and is now compiling data for use in a new informational directory. It is expected that the first edition will be completed within the next six months. Management will carefully monitor this project with the intent of developing this operation, if successful, into expanded geographical and informational areas.

Revenue sharing relative to the sale of the information division for the nine month period ended September 30, 1995 was $9,740 as compared to $8,785 for the same period last year. The increase in revenue sharing is the result of higher sales for Ford Publishing during this period as compared to the nine months ended September 30, 1994. To date, the Company has earned approximately $49,800 of the total $50,000 royalty payment to be paid by Ford Publishing, Inc. The Company expects to earn the remainder of this royalty during the fourth quarter of 1995. During the first quarter of 1995, the Company entered into a joint venture publishing project with Ford Publishing, Inc. As part of this agreement, Corfacts has invested $10,000 to help fund the completion of this project. In addition to being repaid, the Company will also receive royalties on all books sold. In the event that these directories do not sell as projected, the Company is guaranteed a predetermined return on its investment. These directories began shipment in June and the Company has received approximately $6,800 in royalties to be applied to the repayment of its original investment. If this project is successful, the Company will evaluate other publishing projects with Ford Publishing in the future.

Total income derived from Tax Lien investments was $19,412 for the nine month period ended September 30,1995, as compared to $15,870 for the same period in 1994. Total income from Tax Lien investments is broken down into two categories. Income derived from the Company's partnership in tax lien investment was $5,279, as compared to $5,356 for the same nine month period in 1994. Income from the Company's solely owned tax liens was $14,133, as compared to $10,514 for the same period in 1994. Management expects revenues from tax lien investments to decline due to the increased competitive bidding on these liens, which has caused the Company to refrain from making any new purchases, to date, in fiscal 1995. In addition, the Company has assigned the majority of its older tax lien certificates to third parties to avoid the expense of foreclosure on these properties and the possible loss of its original investment.

Interest and other income for the nine months ended September 30, 1995 was $11,751 as compared to $11,650 for the same period last year. Interest and other income consists primarily of interest earned on Certificates of Deposit and on Receivable from Buyer.

General and administrative costs increased by $11,916 from $71,983 in 1994 to $83,899 in 1995. This increase is primarily attributable to an increase in Officer Salary. There was no depreciation expense for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, due to the fact that all equipment and furniture have now been fully depreciated.

Net loss for the nine months ended September 30, 1995 was $42,996, or $.005 per share, as compared to $36,352, or $.005 per share for the same period last year. The Company's operations have remained relatively constant and the Company does not expect any material increase in revenues or expenses in the near future.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1995, the Company had current assets of $609,247,including $519,135 in cash and cash equivalents, which includes $389,787 in 90 day certificates of deposit. This amount exceeded the Company's current liabilities of $16,763, providing working capital of $592,484.

The average monthly cash usage, net of interest and revenues earned on investments is approximately $6,000. An investment in a new business or joint venture would, of course, change this monthly cash usage with the initial outlays required, results of the investment, and the length of time it would take for the investment to become self funding.

There are no plans at this time to increase personnel or make any capital expenditures during fiscal 1995. The Company plans to use outside contractors for all research and compiling of data for any publishing or other projects.

Most of the cash available in the Company has been invested in 90 day FDIC insured Certificates of Deposit at various local banking institutions. The interest rates on these Certificates have been averaging between 2.75% and 4.5%. Management reviews these Certificates as they mature.

Revenues from Tax Lien investments are expected to diminish in the future as many existing liens are redeemed and additional liens have not been purchased due to the growing popularity of these instruments and the increasing number of investors who are willing, unlike the Company, to purchase these liens at very low interest rates.
                              CORFACTS, INC.
                        PART II - OTHER INFORMATION

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



November 11, 1995             /s/ Larry Finkelstein

                              Larry Finkelstein, Chairman and CEO
                              (Duly authorized officer and
                                principal financial officer)