Form 10QSB
period 1995-09-30
CORFACTS INC
filed 1995-11-13
CIK 791298

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1995
[CASH]                                         519,135
[SECURITIES]                                         0
[RECEIVABLES]                                   68,575
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               609,247
[PP&E]                                         110,130
[DEPRECIATION]                                 110,130
[TOTAL-ASSETS]                                 739,405
[CURRENT-LIABILITIES]                           16,763
[BONDS]                                              0
[COMMON]                                     1,159,571
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   722,642
[SALES]                                          9,740
[TOTAL-REVENUES]                                40,903
[CGS]                                                0
[TOTAL-COSTS]                                   83,899
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                               (42,996)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (42,996)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (42,996)
[EPS-PRIMARY]                                   (.005)
[EPS-DILUTED]                                        0