Form 10QSB/A
period 1995-06-30
CORFACTS INC
filed 1996-01-29
CIK 791298

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

                                  Corfacts, Inc.
                                  Form 10-QSB/A
                                  June 30, 1995


                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
     (a) Exhibits - Exhibit 27

     (b) Reports on Form 8-K - None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORFACTS, INC.



January 26, 1995             /s/ Larry Finkelstein

                              Larry Finkelstein, Chairman and CEO
                              (Duly authorized officer and
                                principal financial officer)