Form 10QSB/A
period 1995-09-30
CORFACTS INC
filed 1996-01-29
CIK 791298

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

                                  Corfacts, Inc.
                                   Form 10-QSB/A
                                September 30, 1995


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



January 23, 1995             /s/ Larry Finkelstein

                              Larry Finkelstein, Chairman and CEO
                              (Duly authorized officer and
                                principal financial officer)