Form 10KSB
period 1995-12-31
CORFACTS INC
filed 1996-04-01
CIK 791298

SECURITIES AND EXCHANGE COMMISSION
	                     Washington, D.C.   20549
                            FORM 10-KSB
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	              THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
 X  	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee Required) for the year ended December 31, 1995
    	Transition Report Pursuant to Section 13 or 15(a)of the Securities
Exchange Act of 1934 (No Fee	Required) for the transition period from
to

                 Commission File Number: 0-17394

                          CORFACTS, INC.
             (Name of small business issuer in its charter)

        New Jersey                                22-2478379
(State or jurisdiction of                      (IRS Employer
 incorporation or organization)               Identification No.)

50 Route 9, Morganville, New Jersey                 07751
(Address of principal executive office)          (Zip code)

	Registrant's telephone number, including area code: (908)972-2500
	Securities registered pursuant to Section 12(g) of the Act:
                    			Common Stock, No Par Value
				                       (Title of Class)
	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes      No  X
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to the Form 10-KSB.    X
	State the issuer's revenues for its most recent fiscal year:
                              $46,695
	The aggregate market value of the voting stock held by non-affiliates, based on the closing price as reported by NASDAQ was $287,082 at December 31, 1995.
All directors and more than 5% stockholders of the Registrant have been deemed"affiliates" for the purpose of calculating such aggregate market value.
Registrant had 8,005,314 shares of Common Stock, no par value, outstanding on
December 31, 1995.
Transitional Small Business Disclosure Format:  Yes    No X

	PART I

Item 1. BUSINESS


GENERAL DESCRIPTION OF BUSINESS

The Company was organized in 1983 under the name "Business Journal of New Jersey, Inc." Commencing in October, 1983 the Company introduced print media to the New Jersey business community through the publication of two monthly magazines, Business Journal of New Jersey and Garden State Home & Garden, which were subsequently sold to Micromedia Affiliates, Inc. in March of 1990, at which time the name of the Company was changed to Corfacts, Inc.

After the Company sold off its magazine division, it accelerated its efforts to expand and develop its business information database, consisting of approximately 100,000 companies in a tri-market region. Corfacts streamlined and standardized its product lines into two major areas: directories and non-print custom data with a change in focus from print oriented products dis-tributed by the company's sales force toward non-print data and computer generated information distributed by a substantially reduced sales force.

On October 2, 1991, Corfacts executed a Sale of Assets agreement, dated as of August 1, 1991 with Ford Publishing Inc. Pursuant to this agreement, Corfacts sold to Ford certain assets relating to the Information Division.

At the present time, Corfacts, Inc. is actively seeking to merge with or acquire an interest in an existing company. Presently operations consist of the management of two small joint ventures, one of which is a partnership which purchases tax lien certificates in New Jersey, the other consists of various underwritings of special projects of the buyer of the information division. Additionally, the Company manages its own investment in tax lien certificates, including the monitoring and sometimes subsequent purchase of liens on properties the Company currently holds, to insure a priority position when the liens are ready for redemption. In an effort to utilize the Company's other liquid assets, which consist primarily of cash, the Company continues to invest in short-term Certificates of Deposit. Sufficient funds remain readily available to invest in any potential candidate, when that determination is made.

EMPLOYEES AND CONSULTANTS

As of December 31, 1995, the Company had one permanent employee, Larry Finkelstein, who is the President and Chief Executive Officer, at a salary of $85,000 per year. Mr. Finkelstein now devotes the majority of his time to finding a proper investment for the assets of Corfacts, Inc., in addition to supervising numerous pilot projects to determine if they would be suitable long term ventures for the Company. All administrative work is performed by TDK Group, Ltd. at the rate of $1,250 per month.

FACILITIES

Corfacts currently has no outstanding leases for office space. The Company currently shares office space with the buyer of the Information Division, Ford Publishing Inc. Corfacts pays $380 per month to Ford Publishing Inc. for shared office space and expenses. This agreement is on a month-to-month basis and cancelable without notice.

Item 2. PROPERTIES

None.

Item 3. LEGAL PROCEEDINGS

The Company is not currently subject to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 1995.

			PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET PRICES OF COMMON STOCK

The following table sets forth the high and low bid prices for the common stock in each quarter for the fiscal years ended December 31, 1995, and
1994, which are listed on the "pink sheets" since the Company was delisted from NASDAQ in 1989.
					         COMMON STOCK
                            High   Low  High   Low
1995                        Bid    Bid  Ask    Ask
1st quarter	               		 .04		.02		.10	   .09
2nd quarter			                .04		.02		.10	   .09
3rd quarter			                .04		.02		.10	   .09
4th quarter			                .04		.02		.10    .09

1994
1st quarter	               		 .04		.02		.10	   .10
2nd quarter			                .04		.02		.10	   .10
3rd quarter			                .04		.02		.10	   .10
4th quarter			                .04		.02		.09	   .10

The price information stated in the above table, and in the preceding paragraph, is as reported by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

(b) HOLDERS

As of December 31, 1995, there were approximately 355 shareholders of record of issued and outstanding common stock of Corfacts, Inc.

(c) DIVIDENDS

To date, the Company has not declared or paid a dividend on its common stock. The payment of future dividends by the Company, if any, will depend upon the Company's short term and long term cash availability, working capital and working capital needs and other factors, including the achievement of profitable operations, as determined by the Company's Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year ended December 31, 1995 as compared to the year ended December 31, 1994

The Company has been actively engaged in the search for a viable business opportunity since the sale of the Information Division in August 1991. The Company's goal is to better utilize its remaining funds and improve share-holder value. The Company has utilized the services of various business brokers, newspaper advertisements and referrals in its ongoing search for a new operation. A number of potential opportunities have been evaluated, but other than the joint ventures for tax liens and Ford Publishing, dis-cussed below, no situation has yet satisfied the criteria selected by man-agement for effecting a transaction. It is management's intent to either locate an ongoing business that has sustained revenue growth and profitability for some time, or is able to demonstrate the ability to recognize increased revenues and profits within a twelve month period. Management intends to either purchase the business in its entirety or to develop a strategic alliance with the other company.

Among the criteria that the Company has included in its business search is a service-oriented or light manufacturing operation. Management has also focused its search on companies without the risk of high receivables and many employees. The Company has also evaluated a number of start-up concepts that exhibit revenue growth and profit potential in several fast growth industries. By limiting the financial resources for each pilot project, the Company is able to test market ideas with minimal capital risk. Management remains focused on completing a strategic alliance of other suitable business venture to increase the operating status of the Company.

In connection with the sale of the Information division, the Company has entered into various marketing contracts with Ford Publishing Inc., the buyer of the Information division in August, 1991, to publish certain business information directories. The Company has realized a satisfactory return on its investment with each of the joint ventures it has done with Ford Publishing, Inc. and is evaluating additional publishing projects in other geographic areas for 1996 with Ford Publishing Inc.

Loss from operations for the year ended December 31, 1995 was $82,458 as compared to a loss of $62,999 for the same period a year earlier. This increase is mainly attributable to the increase of $18,000 in Officer's salary for the year ended December 31, 1995.

Net interest income for the year ended December 31, 1995 was $16,492 as compared to $16,312 for the year ended December 31, 1994. Investment in Municipal Tax Lien Certificates yielded a total of $18,748 in revenues for the twelve months ended December 31, 1995, as compared to total revenue from tax liens of $19,933 for the twelve months ended December 31, 1994. The majority of the Company's Tax Lien Certificates have either been redeemed or assigned. The Company elected to assign many of its Tax Lien Certificates to third parties in order to eliminate the costs of foreclosure on those properties that had reached the two year threshold, which would have allowed the Company to start foreclosure proceedings. Many investment companies are willing to take assignments on older Certificates bearing up to 18% interest because the market for these Certificates has become very competitive, with interest rates that are typically well below those rates that are available with Certificates of Deposit.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $588,392 at December 31, 1995 as compared to $552,866 at December 31, 1994. The ratio of current assets to current liabilities at December 31, 1995 was 26 to 1, as compared to a ratio of 32 to 1 for the period ended December 31, 1994.

The average monthly cash usage, net of interest and revenues earned on investments for the twelve month period ended December 31, 1995 was $7,200. The investment in a new business or joint venture would of course, change this monthly cash usage with the initial outlays required, results of the investment, and the length of time it would take for the investment to be-come self funding.

There are no plans at this time to increase personnel or make any capital expenditures during fiscal 1996.

There are no plans to raise additional capital or to liquidate the Company.

Most of the cash available in the Company has been invested in 90 day FDIC insured Certificates of Deposit at various local banking institutions. The interest rates on these Certificates averaged between 2.5% to 4.0% for the period. Management reviews these Certificates as they mature.

At December 31, 1995, the total Company investment in Tax Lien Certificates, directly and through its partnership, LBM, was approximately $31,000. The total revenue earned on all Tax Lien Certificates for the twelve months ended December 31, 1995, was $18,748, as compared to Tax Lien investment revenues of $19,933 for the same twelve month period a year earlier. Revenues from Tax Lien investments will diminish in fiscal 1996 to a minimal amount as more of the existing liens are either redeemed or assigned. It is not expected that additional liens will be purchased due to the growing popularity of these instruments and the increasing number of investors willing to purchase these liens at very low interest rates.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Corfacts, Inc., together with notes and the Independent Auditors Report, are set forth immediately following Item 13 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

	PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company are as follows:

Name					         Age	 Position
Larry Finkelstein		49	 President, Chief Executive Officer,
                 						Secretary and Chairman of the Board

Michael Weitz   			49 	Director


Executive officers of the Company are elected annually to hold office until their successors have been elected and have duly qualified.

Larry Finkelstein was a co-founder of the Company in 1983, and has served as Chief Executive Officer and Chairman of The Board of Directors since that time.

Michael Weitz, Director of the Company, has been a Vice President of JEM Management Systems Inc. and an officer of Main Street Capital Corporation, both of which are real estate investment companies, since 1983.

Item 10. EXECUTIVE COMPENSATION

The only corporate officer/employee to earn in excess of $60,000 is Larry Finkelstein, President and Chief Executive Officer. Mr. Finkelstein's current salary is $85,000.

Employment Agreement

On January 2, 1994, Larry Finkelstein entered into an employment agreement with Corfacts, Inc. Mr. Finkelstein's agreement retains him as Chief Executive Officer at an annual compensation of $67,000, amended to $85,000 in January 1995, with automatic renewals for successive twenty-four month periods.

Director's Compensation

None of the Company's directors receives compensation for or payment of expenses incurred in connection with their attendance at director meetings. The Company has no present plan to pay director fees or expenses, but may decide to do so in the future.

Incentive Stock Option Plan

On May 9, 1988 the Board of Directors of the Company established an Incen-tive Stock Option Plan (the "Plan"), adopted by the shareholders on June 28, 1988, under which the options to purchase an aggregate of 600,000 shares of Common Stock may be granted prior to May 9, 1998. The Plan is administered by the Board of Directors, which has the power to determine the manner in which options may be exercised and to impose conditions on their exercise. Options for Larry Finkelstein to purchase 300,000 common sxercised.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table shows the current record and beneficial shareholdings of persons who own more than 5% of the Company's Common Stock outstanding as of December 31, 1995 and all directors and officers individually and all directors and officers as a group as of December 31, 1995.

Name and Address of			Amount and Nature of
Beneficial Owner   			Beneficial Ownership  	% of Class

Larry Finkelstein			      3,864,088 	   		         48.0
Corfacts, Inc.
50 Highway 9
Morganville, NJ  07751

Michael Weitz		    		        40,050	                 .5
50 Highway 9
Morganville, NJ   07751

All Officers and Directors
as a Group (2 persons)		  3,904,138         		     48.5

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
From time to time, Lawrence Finkelstein has borrowed money from the Company. At December 31, 1995, the outstanding balance on all of Mr. Finkelstein's obligations was $132,114. As per the original agreement of Mr. Finkelstein, he is entitled to the use of a company car. However, in lieu of accruing interest on the obligations that Mr. Finkelstein now has outstanding, he has elected not to use the company car that is part of his agreement. In addition, Mr. Finkelstein has pledged 2,000,000 shares of his stock as col-lateral on these loans.

Item 13. EXHIBITS, LISTS AND REPORTS

	(a)	Financial Statements
       Report of Schuhalter, Coughlin & Suozzo	              				F-1

       Balance Sheets as of December 31, 1995 and
	                               December 31, 1994	        							F-2

       Statements of Operations for the years ended December 31,
	                                  1995, and 1994       									F-3

       Statement of Stockholders Equity for the years ended
	                     December 31, 1995 and  1994          						F-4

       Statements of Cash Flows for the years ended December 31,
	                                  1995, and 1994       									F-5
       Notes to Financial Statements           	  				   F-6 to F-12

       Schedule VIII - Valuation and Qualifying Accounts     			F-13

	(b)	Exhibits

Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number
  Reference     Description
	(3a)*		Articles of Incorporation, as amended
	(3b)*		By-laws, as amended
	(4)*			Specimen of Common Stock certificate
	(10b)*	Incentive Stock Option Plan
	(10c)*	Form of Incentive Stock Option
	(101)*	Escrow Agreement dated March 2, 1990 between NBT Corp. and Business
        Journal of New Jersey
	(10m)*	Employment Agreement with Lawrence	Finkelstein
	(11)	1.Computation of Earnings Per Share
	(12)*		Sale of Assets Agreement


	* The above items were previously filed and are hereby incorporated by reference.
	1.  Enclosed herewith

	(c)	Reports on Form 8-K
   		None


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1996					Corfacts, Inc.
            							By:

           							 /s/ Lawrence Finkelstein
							            Lawrence Finkelstein
           								President, Chief Executive	Officer and Chairman of the
            							Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 1996					 /s/ Lawrence Finkelstein
             							Lawrence Finkelstein
            								President, Chief Executive Officer and Chairman of the
                    Board


	CORFACTS, INC.
	FINANCIAL STATEMENTS
	DECEMBER 31, 1995

				INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CORFACTS, INC.


We have audited the balance sheet of Corfacts, Inc. as of December 31, 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994 in the accompanying index to financial statements and schedules (Item 13 (A)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedules listed in the accompanying index to financial statements (Item 13 (A)) present fairly, in all material respects, the financial position of Corfacts, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

                                    /s/ Schuhalter, Coughlin & Suozzo

                                    Schuhalter, Coughlin & Suozzo
                             							Certified Public Accountants
							Somerville, New Jersey
							March 19, 1996

CORFACTS, INC.
	BALANCE SHEET
	DECEMBER 31, 1995




      ASSETS

CURRENT ASSETS
  Cash	                       $  75,830
  Interest bearing deposits     442,306
  Interest receivable	            1,954
  Contract royalty and revenue
   sharing receivable	            6,376
  Notes receivable buyer	        15,208
  Accounts receivable
  Officer	                       40,389
  Other receivable - municipal
   tax liens (net of estimated
   disposition costs of $3,500)
                                	22,762
  Other interest receivable -
   tax liens	                     6,896

      TOTAL CURRENT ASSETS     	611,721

PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  of $110,130	                        -

OTHER ASSETS
  Loan receivable - officer      91,725
  Investment in partnership	      1,863
  Other assets	                   1,200

      TOTAL OTHER ASSETS       	 94,788

      TOTAL ASSETS           	$ 706,509





      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued
   expenses	                  $  23,329

      TOTAL CURRENT
        LIABILITIES	             23,329

STOCKHOLDERS' EQUITY
  Common stock, no par value,
  20,000,000 shares authorized;
  8,005,314 shares issued and
  outstanding	                1,159,571
  (Deficit)	                   (476,391)

      TOTAL STOCKHOLDERS'
      EQUITY	                   683,180

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY  	$  706,509




The accompanying notes are an integral part of these financial statements.

CORFACTS, INC.
	STATEMENTS OF OPERATIONS




                                                   Year Ended
                                                   December 31,

                                               1995         1994
INCOME
  Revenue sharing                       	$    9,920  	$   11,189
  Contract royalty revenue	                   1,535       	2,099
  Equity in earnings of unconsolidated
  investee	                                   3,496       	8,328
  Income from tax lien certificates, net of
    $3,500 reserve for expenses
    in 1994	                                 15,252      	11,605
  Interest income	                           16,492   	   16,312

      TOTAL INCOME                       	   46,695   	   49,533

COSTS AND EXPENSES
  General and administrative               	129,153     	108,686
  Depreciation and amortization	                  -   	    3,846

      TOTAL COSTS AND EXPENSES           	  129,153   	  112,532

      NET (LOSS)                        	$  (82,458)	 $  (62,999)






NET (LOSS) PER SHARE                     $    (.010)  $    (.008)

WEIGHTED AVERAGE SHARES OUTSTANDING        8,005,314   8,005,314














The accompanying notes are an integral part of these financial statements.

CORFACTS, INC.

	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                         Number          Common
                       of Shares        Stock        (Deficit)       Total


Balance, January 1, 1994
                      	8,005,314     	1,159,571     	(330,934)	    828,637

Net (loss) for the year        -	             -    	  (62,999)  	  (62,999)

Balance, December 31, 1994
                      	8,005,314     	1,159,571     	(393,933)    	765,638

Net (loss) for the year        - 	            -	      (82,458)  	  (82,458)

Balance, December 31, 1995
                      	8,005,314    	$1,159,571   	$ (476,391) 	$  683,180
















The accompanying notes are an integral part of these financial statements.

	CORFACTS, INC.
	STATEMENTS OF CASH FLOWS


                                                 Year Ended
                                                December 31,
                                               1995           1994
Cash flows from operating activities:
  Cash received from revenue sharing and other
    income                               	$   9,469	     $  14,434
  Cash paid to employees and suppliers	    (123,992)     	(123,467)
  Interest received	                         16,392        	17,701
  Tax lien certificate income received	      21,871         	6,698
  Partnership distributions of income	        3,496       	  8,328

      Net cash (used in) operating
       activities	                          (72,764)      	(76,306)

Cash flows from investing activities:
  Investment in partnership	                   (220)            	-
  Redemption (purchase) of tax lien
   receivables	                              93,955	        (5,858)
  (Advance) repayment on contract (net)	          -        	14,990
  Partnership distribution of capital	       45,013	         4,362

      Net cash provided by investing
       activities	                          138,748       	 13,494

Cash flows from financing activities:
  (Advance to) repayment from partner            	-        	31,504
  Note receivable advances to buyer	        (57,842)      	(47,581)
  Repayment from (loan to) officer	         (35,725)       	16,056
  Repayments from buyer	                     55,865       	 44,380

      Net cash provided by (used in) financing
        activities                         	(37,702)      	 44,359

Net increase (decrease) in cash and cash equivalents
                                            	28,282       	(18,453)

Cash and cash equivalents - beginning of period
                                            489,854	       508,307

Cash and cash equivalents - end of period	$ 518,136     	$ 489,854

Reconciliation of net income to net cash used by operating activities:

                  Net (loss)             	$ (82,458)    	$ (62,999)
Adjustments:
  Depreciation and amortization	                  -         	3,846
  Estimated disposition costs -
  tax lien certificates	                          -         	3,500
Changes in assets and liabilities:
  (Increase) in other receivable -
   tax lien interest                         	6,619        	(8,407)
  (Increase) decrease in interest receivable	  (100)        	1,389
  (Increase) decrease contract royalty
   receivable	                               (2,349)        	1,146
  Increase (decrease) in accounts payable and
    accrued expenses	                         5,524        	(4,781)
  (Decrease) in due to stockholder	               -       	(10,000)

    Net cash (used in) operating activities
                                          $ (72,764)    	$ (76,306)

The accompanying notes are an integral part of these financial statements.

CORFACTS, INC.
	NOTES TO FINANCIAL STATEMENTS




NOTE 1 -	NATURE OF BUSINESS

Corfacts, Inc. was organized in June 1983, originally as the Business Journal of New Jersey, Inc. Since selling the magazine business in 1990, and discontinuance and sale of the information division in August of 1991, the company has directed its efforts to seek potential acquisitions and invest-ments deemed appropriate for the company to generate a return on equity.


NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

		Equity Method

		The investment in partnership in which the company has a 33% interest is carried at cost, adjusted for the partnership's proportionate share of their undistributed earnings.

		Property and Equipment

		Depreciation is computed using straight-line and accelerated methods over the five year estimated useful lives of the assets.  Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred.  Depreciation expense charged to operations in 1995 and 1994 was
$0 and $ 3,846, respectively.

		Cash and Cash Equivalents

		For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

		Reclassification of Financial Statement Presentation:

		Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 financial statement presentation.  Such reclass-
ifications have had no effect on net loss as previously reported.

		Earnings Per Share

		Earnings per share of common stock are calculated on the weighted average number of shares outstanding during each year.

		Contract Royalty Revenue

		Earnings from royalty contract for the initial receipts from book sales are recorded based upon the ratio that amounts collected bear to the total amounts to be collected under the royalty contract.

	CORFACTS, INC.
	NOTES TO FINANCIAL STATEMENTS

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

		Use of Estimates

		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.


NOTE 3 - INVESTMENTS

		The company has an interest in a partnership which is primarily involved in investing in delinquent municipal tax lien certificates which are collateralized by the real estate being taxed.The investment is accounted for using the equity method and represents a 33% ownership in the partner-
ship. The Company's accumulated equity in the undistributed earnings of the partnership included in Deficit amounted to $1,862 and $5,048 at December 31,
1995 and 1994, respectively.

		Condensed financial information for the partnership is as follows:

	Summary of Statements of Financial Condition
                                                    December 31,

                           Assets                   1995     1994

            Delinquent municipal tax lien certif. $	4,705	$ 125,506
            Accrued interest - tax lien certif.     1,336	   15,143
                Total Assets	                     $ 6,041	$ 140,649

          Liabilities and Partners' Equity
            Accrued expenses	                     $   450	$     683
                 Total Liabilities	                   450  	    683

          Partners' Equity
            Corfacts, Inc.                         	1,863   	46,655
            Other	                                  3,728	   93,311
               Total Liabilities and Partners' Equity
                                               	  $ 5,591	$ 140,649

	Summary of Statement of Operations

               Interest Income                   	$10,917	$  24,983
               Expenses	                              427   	     -

                Net Income                     	  $10,490	$  24,983

	CORFACTS, INC.
	NOTES TO FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumu-lated depreciation.
                                                        December 31,
                                                           1995
              Furniture and fixtures                   	$  22,260
              Equipment	                                   87,870
	                                                         110,130

              Less:  accumulated depreciation            	110,130

                                                       	$       -


NOTE 5 - INTEREST EXPENSE

Interest expense totalled $0 and $0 for the years ended December 31, 1995 and 1994, respectively.


NOTE 6 - LEASES

  Operating Leases

The Company leased office space in Morganville, New Jersey until September 30, 1991 at which time the company was released by the landlord from the remaainder of all office leases. The company now shares office space with the buyer of the information division and rents on a month by month basis.

Rental expense for office space was $4,560 in 1995 and $4,560 in 1994.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

		Accrued expenses consist of the following:
                                                       December 31,
                                                           1995
             Administrative expenses                   	$  7,590
             Payroll tax liabilities	                     15,739

                   Total                               	$ 23,329

CORFACTS, INC.
	NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

No provision for income taxes have been made for the periods presented as the company incurred losses during those periods.

As of 1995 the Company has available operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:
                                      Net Operating Losses
         Available Through          Book         Federal         State
                      1997	     $      -      	$       -    	$  58,824
                      1998	            -              	-      	174,793
                      1999	            -              	-       	68,262
                      2000	            -              	-            	-
                      2005	       17,114        	101,111      	104,764
                      2006	      192,007	        183,445	       63,924
                      2007	       68,145         	68,594       	78,354
                      2008	       52,798	        104,797	            -
                      2009	       62,999         	64,780	            -
                      2010	       82,458        	 78,761      	      -

                      Total  	 $ 475,521      	$ 601,488    	$ 548,921


NOTE 9 - COMMITMENTS

On March 2, 1990, the Company entered into an employment agreement with its President through March 1, 1992 with annual compensation of $60,000 and automatic renewals for successive twelve month periods. The agreement specified that the president was to be provided a company owned vehicle. Additionally, the President was granted an option to purchase 300,000 shares of common stock of the Company pursuant to the Incentive Stock Option Plan.
The option price was $.1875 (3/16) and the option expired March 2, 1995. On September 1, 1990, the compensation agreement with the President was changed to a consulting agreement. For 1992 and 1993 the consulting agreement with the President was for an annual fee of $60,000. Effective January 1, 1994 the Board of Directors approved an employment agreement for a two year period with annual base compensation of $67,000. January 1, 1995 the board of directors increased the annual base compensation to $85,000.

On November 9, 1991 the company entered into an investment banking agreement with a former stockholder of the company. The agreement is for a period of five years from April 1, 1992 through March 31, 1997. The company has agreed to pay a 5% commission on any transaction which involves capital received by the company from another party, should the company approve such a transac-tion, which was introduced by the former shareholder. Capital shall include all cash or common stock, whose market value will be determined by market quotes or independent appraisal.

CORFACTS, INC.
	NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS - (Continued)

		Covenants

As part of an agreement in 1990, when the magazine division was sold, the Company provided a covenant not to compete with the buyer for twenty (20) years whereby the Company will no longer produce magazine products in any geographic location in which the buyer or any of its subsidiaries serve.

Additionally, the president of the Company provided a covenant not to compete individually for a period of five (5) years.

The buyer provided a covenant not to compete with the company which based upon the various terms of the agreement will expire December 31, 1996.


NOTE 10 - INCENTIVE STOCK OPTION PLANS

On May 9, 1988, the Company adopted an Incentive Stock Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998 at an option price to be determined at the date of grant. There are no options outstanding as of December 31, 1995.


NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

These amounts represent advances by the Company to the President and bear interest rates of 10% and 9% and have various maturities.

The President initially agreed to repay his initial loan over 3 years at $1,000 a month including interest at 9%, with a lump sum payment of $62,952 in March of 1992. In consideration of reducing the monthly consulting fee and certain automobile expense reimbursements discussed in Note 9, the company waived interest on these advances for 1995, 1994, and 1993 on the unsecured borrowings. In 1993 the officer repaid, net of accrued consulting fees, $10,000 of the preceding advances. In 1993 the officer secured additional borrowings of $29,150 with 414,316 shares of stock. In 1994. the officer repaid $1,147 of prior years accrued interest, $880 current years interest and $16,056 towards principle of the secured 1993 borrowings.
In 1995 the officer secured additional borrowings of $35,725 with 2,000,000 shares of stock.

Included in interest income for 1995 and 1994 for interest not waived from the officer was $0 and $880 respectively.

The company has periodically provided working capital loans to Ford Publishing, Inc. The interest rate was 10% and the term was generally ninety days. During 1993 these transactions were combined in a form of a credit line with interest at 12% which had a balance outstanding at December 31, 1995 and 1994 of $15,708 and $13,231, respectively. This note is collateralized by the accounts receivable and inventory of Ford Publishing, Inc.

CORFACTS, INC.
	NOTES TO FINANCIAL STATEMENTS

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES - (Continued)

The company periodically assists in the collection of Ford Publishing's credit card sales. During 1995 and 1994 the company collected $44,854 and $43,010 respectively, net of related bank charges for Ford Publishing. These funds were used to pay back several working capital loans given to Ford Publishing during the year.

Included in interest income was $2,348 and $2,341 from Ford Publishing, Inc. for the periods ended December 31, 1995 and 1994, respectively.

Contract royalty revenue represents earnings on contracts with Ford Publishing underwritten by the company. Such revenue from Ford Publishing was $1,535 and $2,099 for 1995 and 1994.

Contract royalty revenue and revenue sharing included in income from Ford Publishing, Inc. totaled $9,920 and $13,288 for the periods ended December 31, 1995 and 1994, respectively.

The company subleases office space from Ford Publishing, Inc. for $380 per month plus expenses on a month to month basis. The lease is classified as an operating lease and is cancelable by either party without notice. Included in rent expense was $4,560 for 1995 and $4,560 for 1994, respectively, paid to Ford Publishing.


NOTE 12 - SALE OF INFORMATION DIVISION

During 1991, the company executed a Sale of Assets agreement dated as of August 1, 1991 with Ford Publishing Inc. The owner of Ford Publishing Inc., John Ford, was an employee of the company prior to August 1, 1991.

Pursuant to the agreement, Corfacts Inc. sold to Ford (Buyer) all of its assets relating to its business of publishing and selling books of lists and directories of business, commercial and industrial data and information.
In payment for these assets, the company received the following consideration:
a)	A two-year promissory note for $10,000, bearing 9.5% interest
b)	5% of the first $1 million in sales by Ford, excluding sales of directories of the Commerce and Industry Association of New Jersey
   ("CIA directory")
c)	40% of all sales of the CIA directory and,
d)	assumption of $7,486 of the accounts payable of Corfacts Inc.
   in addition to approximately $5,000 of legal fees incurred by Corfacts.

The obligations of Ford Publishing Inc. are secured by a lien on Ford's assets. The agreement contains a covenant from Corfacts Inc. that it will not, for ten years, compete with Ford's business as now constituted.

Through December 31, 1995 the Company has recorded revenue sharing income of $50,000 for all periods under this agreement and is not entitled to any future revenue sharing income.

CORFACTS, INC.
	NOTES TO FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments, non-interest bearing cash deposits, notes receivables and investment in a partnership. From time to time, the company places its temporary cash investments and non-interest bearing deposits with financial institutions with balances in excess of the FDIC insured limits.

Management has attempted to reduce its credit risk by placing its certif-cates of deposit approximating $100,000 each in various financial institutions in New Jersey. Consequently, in managements opinion, no significant concentrations of credit risk exists for the corporation. On December 31, 1995, $124,661 of cash and interest bearing deposits exceeded FDIC insured limits.

Other Receivables

Municipal tax liens subject the company to the potential loss of investment. If the company is forced to foreclose on the real estate listed as collateral there is a potential for total loss from the investment if the property cannot be sold.

Investment in Partnership

The partnership's only assets are municipal tax liens. If the company is forced to foreclose on the real estate listed as collateral there is a potential for total loss for this investment if the property cannot be sold.

CORFACTS, INC.
	SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS




                                Balance    Additions            Balance
                                at Beg.    Charged to           at End
                                  of       Costs and              of
         Description            Period    Expenses  Deductions Period

Year ended December 31, 1995

Revenues and allowances deducted
  from asset accounts:

  Estimated disposition costs -
    tax lien certificates      	$  3,500	    $       		$       	  $  3,500

Year ended December 31, 1994

Revenues and allowances deducted
  from asset accounts:
  Estimated disposition costs -
    tax lien certificates      	$    190    	$  3,690		$    190	  $  3,500

Exhibit 11



	CORFACTS, INC.
	COMPUTATION OF PER SHARE EARNINGS
	(In thousands except per share amounts)


                                                        1995         1994

Average shares outstanding                            	8,005       	8,005
Net effect of dilutive stock options
  based on the treasury stock method
  using average market price	                              -      	     -

      Total	                                           8,005      	 8,005

Net (loss)                                         	$    (82)    	$   (63)



Per Share Amounts:

(Loss) from continuing operations                      (.010)       (.008)