Form 10QSB
period 1996-03-31
CORFACTS INC
filed 1996-05-15
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB

(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD
ENDED  MARCH 31, 1996

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO

COMMISSION FILE NUMBER  0-17394

                           CORFACTS, INC.

      (Exact name of small business issuer as specified in its
                              charter)
    New Jersey                              22-2478379
(State or other jurisdiction of    (I.R.S. Employer ID No.)
 incorporation or organization)

                  50 Hwy 9, Morganville, NJ    07751
          (Address of principal executive offices)
          Issuer's telephone number, including area code:
                         (908) 972-2500

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
Class                    Outstanding as of March  31, 1996
Common stock, no par value              8,005,314

Transitional Small Business Disclosure Format:Yes  No  X

                                             File Number
                                                0-17394

                            Corfacts, Inc.
                             Form 10-QSB
                            March 31, 1996

                                INDEX

PART I - FINANCIAL INFORMATION                     PAGE

    Item 1.  Financial Statements

     Condensed Balance Sheets at
     March 31, 1996 and December 31, 1995            3.

     Condensed Statements of Operations
       for the three months ended March
       31, 1996 and 1995                             4.

     Condensed Statements of Cash Flows
       for the three months ended March
       31, 1996 and 1995                             5.

     Notes to Condensed Financial Statements         6.

    Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations   7.

PART II - OTHER INFORMATION                          9.

Signatures                                          10.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                            CORFACTS, INC.
                            BALANCE SHEETS

                             March 31,     December 31,
                               1996           1995
ASSETS                       (Unaudited)
Current Assets
 Cash and cash equivalents   $  34,657           $ 75,830
 Interest bearing deposits     445,071            442,306
 Interest receivable             2,700              1,954
 Contract royalty receivable     3,310              6,376
 Loan receivable, officer       40,389             40,389
 Note receivable, buyer         23,140             15,208
 Other receivable-municipal
   tax liens, net               30,806             29,658
    Total Current Assets       580,073            611,721
Other assets
 Loan receivable, officer       91,725             91,725
 Investment in partnership       2,048              1,863
 Other assets                    1,200              1,200
Total Other Assets              94,973             94,788

 TOTAL ASSETS                $ 675,046           $706,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and
  accrued liabilities         $  19,624          $  23,329
    Total Current Liabilities    19,624             23,329

Stockholders' equity
 Common stock, no par value,
 20,000,000 shares authorized;
 8,005,314 shares issued and
 outstanding in 1996 and 1995 1,159,571          1,159,571
Retained(deficit)              (504,149)          (476,391)
TOTAL STOCKHOLDERS' EQUITY      655,422            683,180

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY         $ 675,046         $  706,509


See accompanying notes to condensed financial statements.

                             CORFACTS, INC.
                       STATEMENTS OF OPERATIONS

                                Three months ended
                                    March 31,
                                 1996        1995
                                   (Unaudited)

Income:
Revenue sharing               $      -  $  4,348
Equity in earnings of
 unconsolidated investee           185     1,799
Income from tax liens, net       1,148     5,150
Interest income, net             4,227     3,841
          Total income           5,560    15,138

Costs & expenses:
General & administrative        33,318    28,387
     Total costs & expenses     33,318    28,387

Net (loss)                    $(27,758) $(13,249)
Net (loss) per share          $  (.003) $  (.002)

Weighted average shares
 outstanding                 8,005,314 8,005,314













See accompanying notes to condensed financial statements.

                            CORFACTS, INC.
                       STATEMENTS OF CASH FLOWS


                                  Three months ended
                                       March 31,
                                     1996        1995
                                        (Unaudited)
Cash flows from operating activities:
  Net (loss)                       $(27,758)  $(13,249)
  Adjustments to reconcile net loss
    to net cash used in operations:
     (Increase) decrease in accounts
      receivable                      2,320     (1,616)
     Increase in other assets             -          -
     Increase (decrease) in
      accounts payable                  139     (9,528)
     Increase (decrease) in
      accrued expenses
      and other liabilities          (3,844)    (1,875)
  Net cash used in operating
     activities                     (29,143)   (26,268)
Cash flows from investing activities:
     (Increase) decrease in tax lien
        receivable                   (1,148)     8,137
     (Increase) decrease in
        partnership investment         (185)    27,697
     (Increase) decrease in advance
         on contract                      -     (3,000)
  Net cash provided by investing
         activities                  (1,333)    32,834
Cash flows from financing activities:
     Payment to buyer                (7,932)    (1,015)
     Loan to officers                     -       (925)
  Net cash provided by (used in)
     financing activities            (7,932)    (1,940)
Net increase (decrease)in cash
     and cash equivalents           (38,408)     4,626

Cash and cash equivalents at
     beginning of period             518,136   489,854
Cash and cash equivalents at
     end of period                  $479,728  $494,480

                            CORFACTS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1996
                             (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
  The accompanying condensed consolidated interim financial statements included herein have been prepared by Corfacts, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

  In the opinion of management, the information furnished for the three month period ended March 31, 1996 and 1995 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-17394).

NOTE 2 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with
related parties, which are detailed as follows:
                    Current        Long-term

  Due from Buyer:    $23,140       $     -
  Due from Officer    40,389         91,725
                     $63,529       $ 91,725

NOTE 3 - ASSET SALE
  The Company sold specific assets and liabilities of the Information division, effective August 1, 1991, to Ford Publishing, Inc. These assets included all of the existing book inventory, Corfacts' customer database, the business information software and a collection of marketing material.
In addition to the negotiated purchase price, Corfacts has been receiving 5% of gross sales, up to a total of $50,000, or 5% of the first $1 million in sales of the buyer. The Company earned the balance of this royalty during 1995 and received the final payment against this $50,000 during the first quarter of 1996.

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

RESULTS OF OPERATIONS

Three months ended March 31, 1996, compared to the three months ended March 31, 1995

Corfacts has been unsuccessful in locating a suitable merger or acquisition candidate to return the Company to a more active operating status. After the first quarter of 1996, the Company began negotiations to purchase a minority interest in a telemarketing firm which has been operating for approximately two years. The telemarketing firm is currently profitable and not in need of working capital to maintain its current level of activity. Corfacts intends to monitor this transaction, if negotiated successfully, over the next 90 to 180 days to determine the future role of Corfacts in regard to this purchase.

Revenue sharing relative to the sale of the information division was $0 as compared to $4,348 for the same quarter last year, due to the fact that Ford Publishing finished its obligation to Corfacts regarding the $50,000 in royalty payments during the last quarter of fiscal 1995. The Company received the final payment pertaining to this revenue sharing during the quarter ended March 31, 1996.

Income derived from the Company's partnership in tax lien investment was $185, as compared to $1,799 for the same quarter in 1995. Income from the Company's solely owned tax liens was $1,148, as compared to $5,150 for the three months ended March 31, 1995. Revenues from tax lien investments has been reduced to a minimum. The majority of the Company's Tax Lien Certificates have either been assigned or redeemed. The Company elected to assign many of its Tax Liens to third parties in order to eliminate the costs of foreclosure on those properties that reached the two year threshold, which would have allowed the Company to start foreclosure proceedings. Many investment companies are willing to take assignments on older Certificates bearing up to 18% interest because the market for these Certificates has become very competitive, with interest rates that are typically well below those rates that are available with Certificates of Deposit.

Interest income for the three months ended March 31, 1996 was $4,227 as compared to $3,841 for the same period last year. Interest income consists primarily of interest earned on Certificates of Deposit and on the Note to Buyer.

General and administrative costs increased by $4,931 from $28,387 in 1995 to $33,318 in 1996. This increase is primarily attributable to an increase in Officer Salary.

Net loss for the three months ended March 31, 1996 was $27,758, or $.003 per share, as compared to $13,249, or $.002 for the same period last year. The Company's operations have remained relatively constant and the Company does not expect any material increase in revenues in the near future.


FINANCIAL CONDITION AND LIQUIDITY

At March 31, 1996, the Company had current assets of $580,073, including $479,728 in cash and cash equivalents, which includes $394,140 in certificates of deposit. This amount exceeded the Company's current liabilities of $19,624 providing working capital of $560,449.

The average monthly cash usage, net of interest and revenues earned on investments has increased to approximately $9,000, due to the loss in revenue sharing which ended during the final quarter of 1995. The investment in a new business or joint venture would, of course, change this monthly cash usage with the initial outlays required, results of the investment, and the length of time it would take for the investment to become self funding.

There are no plans at this time to increase personnel or make any capital expenditures during fiscal 1996.

Most of the cash available in the Company has been invested in 90 day FDIC insured Certificates of Deposit at various local banking institutions. The interest rates on these Certificates have been averaging between 2.75% and 4%.
Management reviews these Certificates as they mature.

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

     (b) Reports on Form 8-K - None

Item 7.  EX-27 - Edgar

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORFACTS, INC.



May 12, 1996        /s/ Larry Finkelstein
                    Larry Finkelstein, Chairman and CEO
                    (Duly authorized officer and principal
                      financial officer)