Form 10QSB
period 1996-06-30
CORFACTS INC
filed 1996-08-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD
ENDED  JUNE 30, 1996

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
Class                    Outstanding as of June 30, 1996
Common stock, no par value              8,005,314

Transitional Small Business Disclosure Format:Yes  No  X

                                         File Number
                                           0-17394
                            Corfacts, Inc.
                             Form 10-QSB
                            June 30, 1996

                                INDEX

PART I - FINANCIAL INFORMATION                     PAGE

    Item 1.  Financial Statements

     Condensed Balance Sheets at
     June 30, 1996 and December 31, 1995             3.

     Condensed Statements of Operations
       for the six months ended June
       30, 1996 and 1995                             4.

     Condensed Statements of Cash Flows
       for the six months ended June
       30, 1996 and 1995                             5.

     Notes to Condensed Financial Statements         6.

    Item 2.  Management's Discussion and Analysis
      of Financial Condition and Results of
      Operations                                     8.

PART II - OTHER INFORMATION                         10.

Signatures                                          11.



                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CORFACTS, INC.
                            BALANCE SHEETS

                             June 30,     December 31,
                               1996           1995
ASSETS                       (Unaudited)
Current Assets
 Cash and cash equivalents   $    6,370         $  75,830
 Interest bearing deposits      447,781           442,306
 Interest receivable              4,850             1,954
 Contract royalty receivable      2,935             6,376
 Loan receivable, officer        45,389            40,389
 Note receivable, buyer          14,317            15,208
 Other receivable-municipal
   tax liens, net                31,954            29,658
    Total Current Assets        553,596           611,721
Other assets
 Loan receivable, officer        91,725            91,725
 Investment in partnership        1,989             1,863
 Other assets                     1,200             1,200
Total Other Assets               94,914            94,788

 TOTAL ASSETS                $  648,510          $706,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and
  accrued liabilities        $   18,859         $  23,329
    Total Current Liabilities    18,859            23,329

Stockholders' equity
 Common stock, no par value,
 20,000,000 shares authorized;
 8,005,314 shares issued and
 outstanding in 1996 and 1995 1,159,571         1,159,571
Retained(deficit)              (529,920)         (476,391)
TOTAL STOCKHOLDERS' EQUITY      629,651           683,180

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY        $  648,510        $  706,509


See accompanying notes to condensed financial statements.

                                CORFACTS, INC.
                          STATEMENTS OF OPERATIONS

                                  Six months ended
                                      June 30,
                                 1996        1995
                                   (Unaudited)

Income:
Revenue sharing               $      -  $  6,721
Equity in earnings of
 unconsolidated investee           127     2,482
Income from tax liens, net       2,296     9,566
Interest income, net            10,236     7,504
          Total income          12,659    26,273

Costs & expenses:
General & administrative        66,188    56,266
     Total costs & expenses     66,188    56,266

Net (loss)                    $(53,529) $(29,993)
Net (loss) per share          $  (.007) $  (.004)

Weighted average shares
 outstanding                  8,005,314 8,005,314













See accompanying notes to condensed financial statements.

                                CORFACTS, INC.
                           STATEMENTS OF CASH FLOWS


                                    Six months ended
                                         June 30,
                                      1996        1995
                                        (Unaudited)
Cash flows from operating activities:
  Net (loss)                       $(53,529)  $(29,993)
  Adjustments to reconcile net loss
    to net cash used in operations:
     Decrease in accounts receivable    545      5,724
     Increase in prepaid expenses         -     (2,164)
     Decrease in accounts payable
      and accrued liabilities        (4,470)    (5,513)
  Net cash used in operating
     activities                     (57,454)   (31,946)
Cash flows from investing activities:
     (Increase) decrease in tax lien
        receivable                   (2,296)    31,870
     (Increase) decrease in
        partnership investment         (126)    27,014
  Net cash provided by investing
         activities                  (2,422)    58,884
Cash flows from financing activities:
     Payment (to) from buyer            891    (15,890)
     Loan to officer                 (5,000)   (35,725)
  Net cash used in financing
     activities                      (4,109)   (51,615)
Net decrease in cash and
     cash equivalents               (63,985)   (24,677)

Cash and cash equivalents at
     beginning of period            518,136    489,854
Cash and cash equivalents at
     end of period                 $454,151   $465,177

                                CORFACTS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              June 30, 1996
                               (Unaudited)

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

  In the opinion of management, the information furnished for the six month period ended June 30, 1996 and 1995 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-17394).

NOTE 2 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with related parties, which are detailed as follows:
                    Current        Long-term

  Due from Buyer:    $14,317       $      -
  Due from Officer    45,389          91,725
                     $59,706        $ 91,725

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

RESULTS OF OPERATIONS

Six months ended June 30, 1996, compared to the six months ended June 30, 1995

Over the past four years, Corfacts has been unsuccessful in locating a suitable merger or acquisition candidate to return the Company to a more active operating status. However, the Company now has an acquisition candidate and is negotiating with this company, which has been operating for approximately two years. Management is closely monitoring the operations of this firm and hopes to reach an agreement during the third quarter of this year.

Revenue sharing relative to the sale of the information division was $0 as compared to $6,721 for the same period last year, due to the fact that Ford Publishing finished its obligation to Corfacts regarding the $50,000 in royalty payments during the last quarter of fiscal 1995. The Company received the final payment pertaining to this revenue sharing during the quarter ended March 31, 1996.

Income derived from the Company's partnership in tax lien investment was $127, as compared to $2,482 for the same six months in 1995. Income from the Company's solely owned tax liens was $2,296, as compared to $9,566 for the six months ended June 30, 1995. Revenues from tax lien investments has been reduced to a minimum. The majority of the Company's Tax Lien Certificates have either been assigned or redeemed. The Company elected to assign many of its Tax Liens to third parties in order to eliminate the costs of foreclosure on those properties that reached the two year threshold, which would have allowed the Company to start foreclosure proceedings. Many investment companies are willing to take assignments on older Certificates bearing up to 18% interest because the market for these Certificates has become very competitive, with interest rates that are typically well below those rates that are available with Certificates of Deposit.

Interest income for the six months ended June 30, 1996 was $10,236 as compared to $7,504 for the same period last year.
Interest income consists primarily of interest earned on Certificates of Deposit and on the Note to Buyer.

General and administrative costs increased by $9,922 from $56,266 in 1995 to $66,188 in 1996. This increase is primarily attributable to an increase in Officer Salary.

Net loss for the six months ended June 30, 1996 was $53,529, or $.007 per share, as compared to $29,993, or $.004 for the same period last year. The Company's operations have remained relatively constant and the Company does not expect any material increase in revenues in the near future.


FINANCIAL CONDITION AND LIQUIDITY

At June 30, 1996, the Company had current assets of $553,596, including $454,151 in cash and cash equivalents, which includes $396,377 in certificates of deposit. This amount exceeded the Company's current liabilities of $18,859 providing working capital of $534,737.

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

                              CORFACTS, INC.



August 12, 1996                  s/s Larry Finkelstein
                                 Larry Finkelstein, Chairman and CEO
                                 (Duly authorized officer and principal
                                 financial officer)






























11