Form 10QSB
period 1996-09-30
CORFACTS INC
filed 1996-11-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                   COMMISSION FILE NUMBER  0-17394

                            CORFACTS, INC.
    ________________________________________________________________
    (Exact name of small business issuer as specified in its charter)

    New Jersey                                      22-2478379
(State or other jurisdiction of              (I.R.S. Employer ID No.)
 incorporation or organization)

                41 East Main St., Freehold, NJ  07728
              (Address of principal executive offices)

Issuer's telephone number,including area code:(908)780-1188

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

                                        Outstanding as of
Class                                   September 30, 1996
__________________________              __________________
Common stock, no par value                  8,005,314

Transitional Small Business Disclosure Format:Yes  No  X

                                        File Number
                                           0-17394
                            Corfacts, Inc.
                             Form 10-QSB
                          September 30, 1996

                                INDEX

PART I - FINANCIAL INFORMATION                     PAGE

    Item 1.  Financial Statements

     Condensed Balance Sheets at
     September 30, 1996 and December 31, 1995        3.

     Condensed Statements of Operations
       for the nine months ended September
       30, 1996 and 1995                             4.

     Condensed Statements of Cash Flows
       for the nine months ended September
       30, 1996 and 1995                             5.

     Notes to Condensed Financial Statements         6.

    Item 2.  Management's Discussion and Analysis
      of Financial Condition and Results of
      Operations                                     8.

PART II - OTHER INFORMATION                         10.

Signatures                                          11.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                            CORFACTS, INC.
                            BALANCE SHEETS

                             September 30,   December 31,
                                1996             1995
ASSETS                       (Unaudited)
Current Assets
 Cash and cash equivalents   $   8,566         $  75,830
 Interest bearing deposits     406,066           442,306
 Interest receivable             5,785             1,954
 Contract royalty receivable     2,485             6,376
 Loan receivable, officer       45,389            40,389
 Note receivable, buyer         23,301            15,208
 Other receivable-municipal
   tax liens, net               33,054            29,658
                               _______           _______
    Total Current Assets       524,646           611,721
Other assets
 Loan receivable, officer       91,725           91,725
 Investment in partnership       2,055            1,863
 Other assets                    1,200            1,200
Total Other Assets              94,980           94,788
                               _______          _______
 TOTAL ASSETS                $ 619,626         $706,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and
  accrued liabilities        $  18,955         $ 23,329
                                ______           ______
    Total Current Liabilities   18,955           23,329

Stockholders' equity
 Common stock, no par value,
 20,000,000 shares authorized;
 8,005,314 shares issued and
 outstanding in 1996 and
 1995                        1,159,571        1,159,571
Retained(deficit)             (558,900)        (476,391)
                              ________        _________
TOTAL STOCKHOLDERS' EQUITY     600,671          683,180

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY        $ 619,626       $  706,509


See accompanying notes to condensed financial statements.

                          CORFACTS, INC.
                      STATEMENTS OF OPERATIONS

                                 Nine months ended
                                   September 30,
                                 1996       1995
                                ______      _____
                                    (Unaudited)

Income:
Revenue sharing               $      -  $  9,740
Equity in earnings of
 unconsolidated investee           192     5,279
Income from tax liens, net       3,396    14,133
Interest income, net            15,226    11,751
                                ______    ______
          Total income          18,814    40,903

Costs & expenses:
General & administrative       101,323    83,899
                               _______    ______
     Total costs & expenses    101,323    83,899

Net (loss)                    $(82,509) $(42,996)

Net (loss) per share          $   (.01) $  (.005)

Weighted average shares
 outstanding                  8,005,314 8,005,314













See accompanying notes to condensed financial statements.

                             CORFACTS, INC.
                       STATEMENTS OF CASH FLOWS


                                      Nine months ended
                                        September 30,
                                       1996       1995
                                      ______     ______
                                        (Unaudited)
Cash flows from operating activities:
  Net loss                           $(82,509)  $(42,996)
  Adjustments to reconcile net loss
    to net cash used in operations:
     (Increase) decrease in accounts
      receivable                           60     (5,075)
     Increase in prepaid expenses           -     (7,170)
     Decrease in accounts payable
      and accrued liabilities          (4,374)    (1,042)
                                      _______    ________
  Net cash used in operating
     activities                       (86,823)   (56,283)
Cash flows from investing activities:
     (Increase) decrease in tax lien
        receivable                     (3,396)    99,362
     (Increase) decrease in
        partnership investment           (192)    31,446
  Net cash (used in) provided by     _________   _______
        investing activities           (3,588)   130,808
Cash flows from financing activities:
     Payment to buyer                  (8,093)   ( 9,519)
     Loan to officer                   (5,000)   (35,725)
  Net cash used in financing
     activities                       (13,093)   (45,244)
Net increase (decrease) in cash and   _______    ________
     cash equivalents                (103,504)    29,281
Cash and cash equivalents at
     beginning of period              518,136    489,854
Cash and cash equivalents at         ________   ________
     end of period                   $414,632   $519,135

                            CORFACTS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 30, 1996
                               (Unaudited)

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

  In the opinion of management, the information furnished for the nine month period ended September 30, 1996 and 1995 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-17394).

NOTE 2 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with related parties, which are detailed as follows:
                    Current        Long-term

  Due from Buyer:    $23,301        $     -
  Due from Officer    45,389          91,725
                     _______        ________
                     $68,690        $ 91,725

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

NOTE 5 - INVESTMENT IN PARTNERSHIP
  The partnership's only assets are municipal tax liens. If the Company is forced to foreclose on the real estate listed as collateral, there is a potential for total loss from this investment if the property cannot be sold.

                           CORFACTS, INC.
                     PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements,including the notes thereto.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1995

Over the past four years, Corfacts has been unsuccessful in locating a suitable merger or acquisition candidate to return the Company to a more active operating status. However, the Company has signed a Letter of Intent to acquire all the assets of a telemarketing firm which has been operating for approximately two years. The telemarketing firm is currently profitable and not in need of working capital to maintain its current level of activity. Corfacts is currently in negotiations to acquire this Company as a wholly-owned subsidiary and for management to become involved in the day today operations of this company. Management is closely monitoring the operations of this firm and hopes to reach an agreement during the fourth quarter of this year.

Revenue sharing relative to the sale of the information division was $0 as compared to $9,740 for the same period last year, due to the fact that Ford Publishing finished its obligation to Corfacts regarding the $50,000 in royalty payments during the last quarter of fiscal 1995. The Company received the final payment pertaining to this revenue sharing during the quarter ended March 31, 1996.

Income derived from the Company's partnership in tax lien investment was $192, as compared to $5,279 for the same nine months in 1995. Income from the Company's solely owned tax liens was $3,396, as compared to $14,133 for the nine months ended September 30, 1995. Revenues from tax lien investments has been reduced to a minimum. The majority of the Company's
Tax Lien Certificates have either been assigned or redeemed.
The Company elected to assign many of its Tax Liens to third parties in order to eliminate the costs of foreclosure on those properties that reached the two year threshold, which would have allowed the Company to start foreclosure proceedings.
Many investment companies are willing to take assignments on older Certificates bearing up to 18% interest because the market for these Certificates has become very competitive, with interest rates that are typically well below those rates that are available with Certificates of Deposit.

Interest income for the nine months ended September 30, 1996 was $15,266 as compared to $11,751 for the same period last year. Interest income consists primarily of interest earned on Certificates of Deposit and on the Note to Buyer.

General and administrative costs increased by $17,424 from $83,899 in 1995 to $101,323 in 1996. This increase is primarily attributable to an increase in Officer Salary and legal expenses associated with the proposed transaction mentioned above.

Net loss for the nine months ended September 30, 1996 was $82,509 or $.01 per share, as compared to $42,996, or $.005 per share for the same period last year. The Company's operations have remained relatively constant and the Company does not expect any material increase in revenues in the near future.


FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1996, the Company had current assets of $446,202, including $414,632 in cash and cash equivalents, which includes $399,356 in certificates of deposit. This amount exceeded the Company's current liabilities of $18,955 providing working capital of $427,247.

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

                                CORFACTS, INC.



November 12, 1996                /s/ Larry Finkelstein
                                Larry Finkelstein, Chairman and CEO
                                (Duly authorized officer and principal
                                financial officer)