Form 10KSB
period 1996-12-31
CORFACTS INC
filed 1997-05-02
CIK 791298

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          FORM 10-KSB
(Mark One)
 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (No Fee Required) for the year ended December 31, 1996

     Transition Report Pursuant to Section 13 or 15(a)of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to

                Commission File Number: 0-17394

                  CORFACTS, INC. AND SUBSIDIARY
             (Name of small business issuer in its charter)

        New Jersey                                22-2478379
(State or jurisdiction of                    (IRS Employer
 incorporation or organization)               Identification No.)

41 East Main Street, Freehold, New Jersey           07728
  (Address of principal executive office)          (Zip code)

Registrant's telephone number, including area code: (908)780-1188

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. (X)

Transitional Small Business Disclosure Format:  Yes x   No

Registrant had 11,909,402 shares of Common Stock, no par value, outstanding on April 14, 1997.
                              PART I

Item 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

The Company was organized in 1983 under the name "Business Journal of New Jersey , Inc." In October, 1983 the Company produced two monthly magazines, Business Journal of New Jersey and Garden State Home & Garden, which were subsequently sold to Micromedia Affiliates, Inc. in March of 1990. In addition, to coincide with its new business direction, the company changed its name to Corfacts, Inc. After the Company sold off its magazine division, it accelerated its efforts to expand and develop its business information database, which consisted of approximately 100,000 companies in a tri-market region. After approximately 18 months of unprofitability, management elected to sell the database division. On October 2, 1991, Corfacts executed a Sale of Assets agreement, dated as of August 1, 1991 with Ford Publishing Inc. Pursuant to this agreement, Corfacts sold to Ford certain assets relating to the Information Division.

Since 1991, the operations of Corfacts, Inc. consisted of the management of two small joint ventures, one of which was a partnership which purchased tax lien certificates in New Jersey, and the other consisted of various underwritings of special projects of the buyer of the information division. Additionally, the Company manages its own investment in tax lien certificates. These activities include the monitoring and sometimes subsequent purchase of liens on properties the Company currently holds, the goal of which is to insure a priority position when the liens are ready for redemption.

To utilize the Company's other liquid assets, which consist primarily of cash, the Company continues to invest in short-term Certificates of Deposit. The Company continues to focus its efforts on completing strategic alliances or other suitable business ventures.

Metro Marketing, Inc.

On January 21, 1997, the Company completed its acquisition of Metro Marketing, Inc., a New Jersey corporation, to be effective for accounting purposes as of
July 1, 1996.   Metro Marketing, Inc., is a telemarketing services company located in Freehold, New Jersey. Metro Marketing, Inc. provides telemarketing services, most of which are outgoing call services for customers in various industries.

EMPLOYEES AND CONSULTANTS

As of December 31, 1996, Corfacts, Inc. had one permanent employee, Larry Finkelstein, who is the President and Chief Executive Officer. Mr. Finkelstein is also the Vice President of Metro Marketing, Inc. Metro Marketing employs approximately 10 full-time administrative and sales personnel and 125 part-time telemarketing service representatives. Ariel Freud, who is the Vice President of Corfacts is also the President of Metro Marketing, Inc.

Item 2. PROPERTIES

     The Company maintains its offices at 41 East Main St. Freehold, NJ 07728. The twenty-four (24) month lease commenced August 1, 1996. The monthly rent is $1,830 per month.




Item 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 1996.
                                           PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET PRICES OF COMMON STOCK

The following table sets forth the high and low bid prices for the common stock in each quarter for the fiscal years ended December 31, 1996, and 1995, which are listed on the "pink sheets" since the Company was delisted from NASDAQ in 1989.
                                  COMMON STOCK
                              High    Low      High    Low
1996                          Bid     Bid       Ask    Ask
1st quarter                    .04   .02          .10     .09
2nd quarter                    .04   .02          .10     .09
3rd quarter                    .04   .02          .10     .09
4th quarter                    .08   .05          .125    .05

1995
1st quarter                    .04    .02         .10     .09
2nd quarter                    .04    .02         .10     .09
3rd quarter                    .04    .02         .10     .09
4th quarter                    .04    .02         .10     .09

The price information stated in the above table, and in the preceding paragraph, is as reported by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

(b) HOLDERS

As of December 31, 1996, there were approximately 355 shareholders of record of issued and outstanding common stock of Corfacts, Inc.

(c) DIVIDENDS

To date, the Company has not declared or paid a dividend on its common stock. The payment of future dividends by the Company, if any, will depend upon the Company's short term and long term cash availability, working capital and working capital needs and other factors, including the achievement of profitable operations, as determined by the Company's Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

Year ended December 31, 1996 as compared to the year ended December 31, 1995

The Company's historical results from operations for the year ended December 31, 1996 consisted of a loss of $88,524 on total revenues of $441,967, as compared with a loss of $82,458 on revenues of $46,695 for the comparable period ended December 31, 1995. The revenue figures for the period ended December 31, 1995 do not include the sales of the Metro Marketing subsidiary.

Management has remained focused on completing a strategic alliance or other suitable business ventures to increase the operating status of the Company. The first of such acquisitions, which the Company plans to be several, was completed in January of 1997, with an effective date for accounting purposes of July 1, 1996. Six months of operations of the Company's new subsidiary, Metro Marketing, Inc., are included in the 1996 Statement of Operations.

The Company now believes with its present corporate management and new marketing subsidiary it has uniquely positioned itself to provide added value to traditional small businesses which may need capital, management experience and marketing assistance. The Company is presently negotiating the purchase of other operating companies in non-technical industries which, when combined with the existing resources of Corfacts, provide the opportunity to enhance the value of the companies acquired.

ABOUT THE SUBSIDIARY, METRO MARKETING, INC.

During the six month period from July 1, 1996 through December 31, 1996, while under the direction of Corfacts, Metro Marketing recorded revenue of $416,597, as compared to revenues of $229,495 (unaudited) for the six month period ended June 30, 1996. The six months ended December 31, 1996 indicate net income of $10,760 after deduction of expenses for Officer's compensation and amortization in connection with the purchase, totalling approximately $46,000. Management believes this compares favorably to the $22,106 (unaudited) historical net income of Metro Marketing for the six months ended June 30, 1996, which had no corresponding expenses.

Prior to July 1996, Metro Marketing limited its telemarketing services to one particular industry. Since July 1996, the Company has expanded its services to other industries, and has expanded the type of telemarketing services they provide. As a result management was able to increase the sales of Metro Marketing, Inc. Management was also able to accomplish this without significantly depleting the working capital of the parent company, or incurring a loss in the subsidiary.


















LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital declined during the year ended December 31, 1996. Working capital was $420,374 at December 31, 1996 as compared to $588,392 at December 31, 1995.

The primary reasons for the decrease in working capital was the operating loss in the parent company, as well as the utilization of some working capital to support the receivables and payables of the acquired subsidiary. Management believes that its recent acquisition of the operating subsidiary will provide income from operations which, in turn, will provide cash flow from operations which will improve the Company's working capital position.

Management is also considering various equity funding alternatives to increase its existing positive working capital in an effort to support its planned acquisitions. The Company feels with the right combination of capital, marketing assistance and management support it will be able to pursue ongoing growth through the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.

Forward looking and other statements

Forward looking statements above and elsewhere in this report that suggest that the company will increase revenues, become profitable and achieve significant growth through acquisitions are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of Corfacts, Inc. and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results Corfacts, Inc. and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that Corfacts, Inc. and its Board have correctly identified and assessed all of the factors affecting the Company's business.























Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) (1) The following documents are filed as part of this report:

a.  Consolidated Financial Statements of the Registrant, Corfacts, Inc.
                                                            Pages

     (a)  Financial Statements

Report of Schuhalter, Coughlin & Suozzo, LLC                  F-1

Consolidated Balance Sheets of Corfacts, Inc. and
  Subsidiary as of December 31, 1996                          F-2

Consolidated Statements of Operations of Corfacts,
  Inc. and Subsidiary for the years ended December
  31, 1996 and 1995                                           F-3

Consolidated Statement of Stockholders' Equity for
  the years ended December 31, 1996 and 1995                  F-4

Consolidated Statements of Cash Flows for the
  years ended December 31, 1996 and 1995                      F-5

Notes to Financial Statements                         F-6 to F-19

     (b)  Interim Financial Statements

          Not applicable.

     (c) Financial Statements of Business Acquired and to be Acquired

"Unavailable at this time"





























                   INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

CORFACTS, INC. AND SUBSIDIARY


We have audited the consolidated balance sheet of Corfacts, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to financial statements present fairly, in all material respects, the financial position of Corfacts, Inc. and Subsidiary as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.



                           /s/ Schuhalter, Coughlin & Suozzo, LLC
                                Schuhalter, Coughlin & Suozzo, LLC
                                 Certified Public Accountants


Raritan, New Jersey

April 14, 1997

                  CORFACTS, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1996

      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $ 406,296
  Interest receivable                                       3,207
  Accounts receivable net of allowance for
    bad debts of $5,227                                    68,056
  Notes receivable                                         19,793
  Officer loans                                            25,669
  Other receivable - municipal tax liens (net of
  estimated disposition costs of $3,500)                   22,762
  Other interest receivable - tax liens                    11,488

      TOTAL CURRENT ASSETS                                557,271

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $9,468                                   81,094

OTHER ASSETS
  Loan receivable - officer                               128,913
  Investment in partnership                                 2,116
  Customer lists net of accumulated amortization
    of $9,914                                             128,881
  Goodwill net of accumulated amortization of $3,470      135,325
  Security deposits                                         5,509

      TOTAL OTHER ASSETS                                  400,744

      TOTAL ASSETS                                      1,039,109

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                   114,669
  Deferred revenue                                          5,940
  Current portion of capitalized lease obligations         16,288

      TOTAL CURRENT LIABILITIES                           136,897

Capitalized lease obligations net of current portion       34,169
Note payable - shareholder                                151,385

STOCKHOLDERS' EQUITY
  Common stock, no par value, 20,000,000 shares
    authorized; 11,909,402 shares issued and
    outstanding                                         1,281,573
  Retained (Deficit)                                     (564,915)

      TOTAL STOCKHOLDERS' EQUITY                          716,658

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,039,109

The accompanying notes are an integral part of these financial statements.

                  CORFACTS, INC. AND SUBSIDIARY
                     STATEMENTS OF OPERATIONS





                                                Year Ended
                                                December 31,
                                             1996          1995

INCOME
  Revenue telemarketing                     $ 416,597  $       -
  Revenue sharing                                   -      9,920
  Contract royalty revenue                          -      1,535
  Equity in earnings of unconsolidated
    investee                                      253      3,496
  Income from tax lien certificates             4,593     15,252
  Interest income                              20,524     16,492

      TOTAL REVENUES                          441,967     46,695

DIRECT OPERATING EXPENSES                     262,250          -

GROSS MARGIN                                  179,717     46,695

COSTS AND EXPENSES
  General and administrative                  241,972    129,153
  Depreciation and amortization                22,492          -
  Interest expense                              3,777          -

      TOTAL COSTS AND EXPENSES                268,241    129,153

      NET (LOSS)                            $ (88,524)  $(82,458)






NET (LOSS) PER SHARE                         $  (.009)  $  (.010)

WEIGHTED AVERAGE SHARES OUTSTANDING         9,957,358  8,005,314














The accompanying notes are an integral part of these financial statements.

                  CORFACTS, INC. AND SUBSIDIARY
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995





                             Number    Common
                           of Shares    Stock     (Deficit)    Total


Balance,
  January 1, 1995        8,005,314   $1,159,571  $(393,933)   $ 765,638

Net (loss) for
 the year                          -           -    (82,458)    (82,458)

Balance,
  December 31, 1995      8,005,314     1,159,571   (476,391)     683,180

Issuance of Common
  Stock                  3,904,088       122,002          -      122,002

Net (loss) for
  the year                       -             -    (88,524)     (88,524)

Balance,
 December 31, 1996      11,909,402    $1,281,573  $(564,915)   $ 716,658




























The accompanying notes are an integral part of these financial statements.

                  CORFACTS, INC. AND SUBSIDIARY
                     STATEMENTS OF CASH FLOWS
                                                          Year Ended
                                                          December 31
                                                     1996             1995
Cash flows from operating activities:
  Cash received from customers                  $ 349,254        $       -
  Cash received from revenue sharing and
    other income                                    6,376            9,469
  Cash paid to employees and suppliers           (408,284)        (123,992)
  Interest received                                19,271           16,392
  Tax lien certificate income received                  -           21,871
  Partnership distributions of income                   -            3,496
  Interest expense                                 (3,777)               -
    Net cash (used in) operating activities       (37,160)         (72,764)

Cash flows from investing activities:
  Investment in partnership                             -             (220)
  Redemption of tax lien receivables                    -           93,955
  Purchase of equipment                           (32,485)               -
  Partnership distribution of capital                   -           45,013
    Net cash (used in) provided by
      investing activities                        (32,485)         138,748

Cash flows from financing activities:
  Repayment of capitalized lease obligations       (7,260)               -
  Note receivable advances to buyer               (59,034)         (57,842)
  (Loan to) officer                               (30,670)         (35,725)
  Repayments from buyer                            54,769           55,865
    Net cash (used in) financing activities       (42,195)         (37,702)

Net (decrease) increase in cash and cash
  equivalents                                    (111,840)          28,282

Cash and cash equivalents - beginning of period   518,136          489,854

Cash and cash equivalents - end of period       $ 406,296        $ 518,136

Reconciliation of net income to net cash
  used by operating activities:
Net (loss)                                      $ (88,524)       $ (82,458)
Adjustments:
  Depreciation and amortization                    22,492                -
  Bad debts provision                               5,227                -
Changes in assets and liabilities:
  Decrease(increase) other receivable - tax
    lien interest                                  (4,845)           6,619
  (Increase) in interest receivable                (1,253)            (100)
  (Increase) decrease contract royalty receivable   6,376           (2,349)
  (Increase) in accounts receivable               (73,283)               -
  Increase in accounts payable and accrued
    expenses                                       91,340            5,524
  Increase in deferred revenue                      5,940                -
  (Increase) in security deposits                    (630)               -

    Net cash (used in) operating activities     $ (37,160)       $ (72,764)

The accompanying notes are an integral part of these financial statements.

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

    Corfacts, Inc. was organized in June 1983, originally as the Business Journal of New Jersey, Inc. Since selling the magazine business in 1990, and discontinuance and sale of the information division in August of 1991, the company has directed its efforts to seek potential acquisitions and investments deemed appropriate for the company to generate a return on equity.

    On December 31, 1996 the Company entered into a merger and acquisition plan to acquire all of the shares and assets of Metro Marketing Corp., a telemarketing firm. The Company issued 3,904,088 shares of common stock and the balance of the purchase price in the sum of $151,385 shall be paid pursuant to the terms of a promissory note. The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Equity Method

    The investment in partnership in which the company has a 33% interest is carried at cost, adjusted for the partnership's proportionate share of their undistributed earnings.

    Property and Equipment

    Depreciation is computed using straight-line and accelerated methods over the five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations in 1996 and 1995 was $9,408 and $0, respectively.

    Cash and Cash Equivalents

    For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

    Earnings Per Share

    Earnings per share of common stock are calculated on the weighted average number of shares outstanding during each year giving retroactive effect to the shares issued in connection with the acquisition of Metro Marketing, Inc. effective July 1, 1996

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

    Contract Royalty Revenue

    Earnings from royalty contract for the initial receipts from book sales are recorded based upon the ratio that amounts collected bear to the total amounts to be collected under the royalty contract.

    Intangible Assets

    Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being
    amortized using the straight line method over 20 years.   Customer lists
    were recorded at the estimated fair value the date of acquisition and is being amortized using the straight-line method over 7 yers. Amortization expense charged to operations for 1996 was $14,374.

    Financial Instruments

    The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

    Cash and Equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

    Notes Receivable: The fair value of notes receivable is estimated based on discounted cash flows using a current risk weighted interest rate.

    Long-term Debt: The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.

    Principles of Consolidation

    The accompanying consolidated balance sheet as of December 31, 1996 includes the accounts of the Company and the following subsidiaries with results of operations included for the period subsequent to the acquisition date:

                                       Date of Acquisition
       Metro Marketing, Inc.              June 30, 1996

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

    Revenue Recognition

    During 1996 the Company's revenues were derived mainly from providing telemarketing services on a flat fee and hourly basis. Revenues are recognized when earned based upon standard billing rates charged by the hours worked. Corresponding expenses were recorded for all hours included in revenue.

    Long-lived Assets

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

    Schedule of Non Cash Investing and Financing Activities

        3,904,088 shares in 1996 of common
        stock issued in connection with
        the acquisition of Metro Marketing
        subsidiary in 1996                                  $ 122,002

    Acquisition of Metro Marketing, Inc.

    On December 31, 1996 Corfacts, Inc. acquired all of the common stock of Metro Marketing, Inc. through an acquisition and redemption by Metro Marketing, Inc. of its common stock. The total value is approximately $287,589 (exclusive of acquisition costs.) The effective date for the purchase is July 1, 1996 Metro's principal business was to provide telemarketing services to various industries. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $277,590) of the total acquisition cost over the recorded value of assets acquired was allocated $138,795 to customer lists and $138,795 to goodwill and are being amortized over 7 years and 20 years respectively. The accompanying balance sheet includes the assets and liabilities of Metro Marketing Inc. at December 31, 1996. The statement of operations includes the results of operations for the six months ended December 31, 1996.

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

    Acquisition of Metro Marketing, Inc. - (Continued)

    The pro forma condensed results of operations that follow assume that the acquisition had occurred at the beginning of the year ended December 31, 1995. The pro forma calculations include adjustments for the estimated effect on the Company' shistorical results of operations for amortization and interest related to the acquisition.

                 Condensed Pro Forma Information

                                                     Year Ended
                                                     December 31
                                                     (Unaudited)
                                                1996                1995
                                                     (Pro Forma)

      Total Revenue                          $ 671,462           $ 299,676

      Cost of Revenue                          381,411             117,277
      Operating Expenses                       380,450             243,366
      Provision for Taxes                        1,000                   -

      Net (Loss)                             $ (91,399)          $ (60,967)

      (Loss) Per Share                       $   (.008)  $   (.005)

      Weighted Average Shares
        Outstanding                         11,909,402          11,909,402


    The following is a summary of the financial position of Metro Marketing, Inc. at June 30, 1996 before giving effect to recording the acquisition transactions:

                                                Metro Marketing, Inc.
                                                    June 30, 1996

      Current assets                                  $  87,344
      Property and equipment                             74,767
      Other assets                                        4,309
          Total                                         166,420

      Current liabilities                               140,743
      Capitalized lease obligations                      42,682
      Stockholders' Equity                              (17,005)
          Total                                       $ 166,420


    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the relative values ascribed to the acquisition of Metro Marketing, Inc. Actual results could differ from those estimates.
                                                              F-9
                 CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 3 - INVESTMENTS

    The company has an interest in a partnership which is primarily involved in investing in delinquent municipal tax lien certificates which are collateralized by the real estate being taxed in Monmouth County, New Jersey. The investment is accounted for using the equity method and represents a 33% ownership in the partnership. The Company's accumulated equity in the undistributed earnings of the partnership included in Deficit amounted to $1,999 and $1,862 at December 31, 1996 and 1995, respectively.

    Condensed financial information for the partnership is as follows:

           Summary of Statements of Financial Condition

                                                  December 31,
                                                1996        1995
          Assets
            Delinquent municipal tax
              lien certificates              $   4,705           $   4,705
            Accrued interest - tax
              lien certificates                  2,104               1,336
                Total Assets                 $   6,809           $   6,041

          Liabilities and Partners' Equity
            Accrued expenses                 $     450           $     450
                 Total Liabilities                 450                 450

          Partners' Equity
            Corfacts, Inc.                       1,999               1,863
            Other                                4,360               3,728
               Total Liabilities and
                 Partners' Equity            $   6,359           $   6,041


                Summary of Statement of Operations

          Interest Income                    $     768           $  10,917
          Expenses                                   -                 427

                Net Income                   $     768           $  10,490

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

    The following is a summary of property and equipment - at cost, less accumulated depreciation.
                                           December 31,
                                              1996
              Furniture and fixtures                   $ 13,383
              Equipment                                  15,502
              Leasehold improvements                      3,960
              Equipment under capital
                leases                                   57,717
                                                         90,562

              Less:  accumulated
                     depreciation                        (9,468)

              Net assets                               $ 81,094

NOTE 5 - INTEREST EXPENSE

    Interest expense totalled $3,777 and $0 for the years ended December 31, 1996 and 1995, respectively.

NOTE 6 - NOTES PAYABLE

    On December 31, 1996 the Company partially financed the purchase of Metro Marketing, Inc. with a note to the former shareholder for $151,385. The note is payable as follows:

    During the first two years of this note, payment of interest only, at 7% per annum. Effective annual rate of this note is 7.186% made in quarterly payments. During the next 4 years, equal quarterly payments of both principal and interest until this note is paid. Corfacts has the right to prepay this note without penalty.

    Should the company default on this note, the holder becomes a secured creditor. No current portion of long term debt is included in current liabilities as no principal is due for the first two years of the loan.

    Aggregate maturities required on long term debt at December 31, 1996 are as follows:

      1997                                            $       0
      1998                                                    0
      1999                                               43,720
      2000                                               43,720
      2001                                               63,945

        Total                                         $ 151,385

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 7 - LEASES

    Operating Leases

    The Company leases office space in Freehold, New Jersey through August 1, 1998. The lease is classified as an operating lease and provides for annual rentals of $21,960 through 1998. From September 1991 through September 1996 the company shared office space with the buyer of the information division with rent due on a month by month basis.

    Rental expense for office space was $12,940 in 1996 and $4,560 in 1995.

    The total future minimum rental payments required are as follows:

            1997                                          $ 21,960
            1998                                            14,640

              Total                                       $ 36,600

      Capitalized Leases

    The Company is the lessee of computer equipment under capital leases expiring in 1999. The assets and liabilities are recorded at the lower of present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease term or their estimated useful life. Amortization of assets under capital leases is included in depreciation expense for 1996.

    Following is a summary of equipment held under capital leases:

           Computer equipment                             $ 57,717
           Less:  accumulated depreciation                  (5,772)

                                                          $ 51,945

    Minimum future lease payments under capital leases as of December 31, 1996 for each of the next five years are as follows:

            1997                                          $ 22,073
            1998                                            22,073
            1999                                            16,753

            Total minimum lease payments                    60,899

            Less amounts representing interest              10,442

            Present value of net minimum lease
              payment                                     $ 50,457

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 7 - LEASES - (Continued)

    Capitalized Leases - (Continued)

    The interest rate on capitalized leases varies from 13.5% to 14% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

    This capital lease provides for a 10% purchase option at the end of the lease based on lessors cost of the equipment or the lease term can be renewed.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                  December 31,
                                                      1996
             Administrative expenses              $  81,908
             Payroll tax liabilities                 38,702

                   Total                          $ 120,610

NOTE 9 - INCOME TAXES

    No provision for income taxes have been made for the periods presented as the company incurred losses during those periods.

    Deferred taxes consist of the following at December 31, 1996:

                                                      Metro
                                    Corfacts          Marketing

         Total deferred tax assets              $ 235,100      $       0
         Less:  Valuation allowance              (235,100)             0

         Net deferred tax assets                $       0      $       0


    Deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was increased by $30,600 during the year.

    Current and deferred tax expense has been specifically calculated individually to each member of the consolidated group as if it were a separate taxpayer.

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES - (Continued)

    As of 1996 the Company has available operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                              Net Operating Losses
Available Through                                  Federal         State
             1997                                 $       -      $  58,824
             1998                                         -        174,793
             1999                                         -         68,262
             2000                                         -              -
             2005                                   101,111        104,764
             2006                                   183,445         63,924
             2007                                    68,594         78,354
             2008                                   104,797         88,649
             2009                                    64,780              -
             2010                                    78,761              -
             2011                                    88,524              -

                      Total                       $ 690,012      $ 637,570

NOTE 10 - COMMITMENTS

    On March 2, 1990, the Company entered into an employment agreement with its President through March 1, 1992 with annual compensation of $60,000 and automatic renewals for successive twelve month periods. The agreement specified that the president was to be provided a company owned vehicle. Additionally, the President was granted an option to purchase 300,000 shares of common stock of the Company pursuant to the Incentive Stock Option Plan. The option price was $.1875 (3/16) and the option expired March 2, 1995. On September 1, 1990 the compensation agreement with the president was changed to a consulting agreement. For 1992 and 1993 the consulting agreement with the president was for an annual fee of $60,000. Effective January 1, 1994 the Board of Directors approved an employment agreement for a two year period with annual base compensation of $67,000. January 1, 1995 the board of directors increased the annual base compensation to $85,000.

    On November 9, 1991 the company entered into an investment banking agreement with a former stockholder of the company. The agreement is for a period of five years from April 1, 1992 through March 31, 1997. The company has agreed to pay a 5% commission on any transaction which involves capital received by the company from another party, should the company approve such a transaction, which was introduced by the former shareholder. Capital shall include all cash or common stock, whose market value will be determined by market quotes or independent appraisal.

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS - (Continued)

    As of January 1, 1997, the Company entered into employment agreements with its president and vice president through December 31, 1999. The agreements provide for minimum annual compensation of $62,400 plus $4,800 reimbursed auto expenses and medical insurance coverage and discretionary bonuses.

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

    The buyer provided a covenant not to compete with the company which based upon the various terms of the agreement has expired December 31, 1996.

    Included in interest income for 1996 and 1995 for interest not waived from the officer was $0 and $0 respectively.

NOTE 11 - INCENTIVE STOCK OPTION PLANS

    On May 9, 1988, the Company adopted an Incentive Stock Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998 at an option price to be determined at the date of grant. There are no options outstanding as of December 31, 1996

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

    Loans Receivable - Officer

    These amounts represent advances by the Company to the President and Vice President which bear interest rates of 10% and 9% and have various maturities.

    The President initially agreed to repay his initial loan over 3 years at $1,000 a month including interest at 9%, with a lump sum payment of $62,952 in March of 1992. In consideration of reducing the monthly consulting fee and certain automobile expense reimbursements discussed in
    Note 9, the company waived interest on these advances for 1996, 1995, and 1994 on the unsecured borrowings. In 1993 the officer repaid, net of accrued consulting fees, $10,000 of the preceding advances. In 1993 the officer secured additional borrowings of $29,150 with 414,316 shares of stock.

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 12 - TRANSACTIONS WITH RELATED PARTIES - (Continued)

    Loans Receivable - Officer - (Continued)

    In 1994, the officer repaid $1,147 of prior years accrued interest, $880 current years interest and $16,056 toward principle of the secured 1993 borrowings. In 1995 the officer secured additional borrowings of $35,725 with 2,000,000 shares of stock. In 1996 the president borrowed an additional $5,001 secured by his shares of stock.

    Included in interest income for 1996 and 1995 for interest not waived from the officer was $0 and $0, respectively.

    Officer Loans

    During 1996, the vice president has borrowed $25,699 from the Metro Marketing Division. These loans are non interest bearing with no specific repayment terms.

    Notes Receivable

    The company has periodically provided working capital loans to Ford Publishing, Inc. The interest rate was 10% and the term was generally ninety days. During 1993 these transactions were combined in a form of a credit line with interest at 12% which had a balance outstanding at December 31, 1996 and 1995 of $19,793 and $15,708, respectively. This note is collateralized by the accounts receivable and inventory of Ford Publishing, Inc.

    The company periodically assists in the collection of Ford Publishing's credit card sales. During 1996 and 1995 the company collected $54,769 and $44,854 respectively, net of related bank charges for Ford Publishing. These funds were used to pay back several working capital loans given to Ford Publishing during the year.

    Included in interest income was $2,808 and $2,348 from Ford Publishing, Inc. for the periods ended December 31, 1996 and 1995, respectively.

    Contract royalty revenue represents earnings on contracts with Ford Publishing underwritten by the company. Such revenue from Ford Publishing was $0 and $1,535 for 1996 and 1995.

    Contract royalty revenue and revenue sharing included in income from Ford Publishing, Inc. totaled $0 and $9,920 for the periods ended December 31, 1996 and 1995, respectively.

    The company subleased office space from Ford Publishing, Inc. for $380 per month plus expenses on a month to month basis. The lease is classified as an operating lease, this lease expired September 1996. Included in rent expense was $3,420 for 1996 and $4,560 for 1995, respectively, paid to Ford Publishing.

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 13 - SALE OF INFORMATION DIVISION

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

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments, non-interest bearing cash deposits, accounts receivable, notes receivables and investment in a partnership. Metro Marketing Inc. provides telemarketing services primarily to the chiropractic services industry and public utility companies. The Company grants credit to customers substantially all of whom are local chiropractors and associations in varied locations across the country. The Company has a major customer which accounted for more than 10% of sales in 1996. Sales to this customer were 76,691 for the year ended 1996. Accounts receivable form this customer totaled $14,152 at December 31, 1996.

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 14 - CONCENTRATIONS OF CREDIT RISK - (Continued)

    From time to time, the company places its temporary cash investments and non-interest bearing deposits with financial institutions with balances in excess of the FDIC insured limits. Management has attempted to reduce its credit risk by placing its certificates of deposit approximating $100,000 each in various major financial institutions in New Jersey. Consequently, in managements opinion, no significant concentrations of credit risk exists for the corporation. On December 31, 1996, $26,834 of cash and interest bearing deposits exceeded FDIC insured limits.

    Management has attempted to reduce its credit risk by accepting credit card payments for collection against its notes receivable and accounts receivable. This has limited exposure to uncollectible receivables and increased cash flow.

    Other Receivables

    Municipal tax liens subject the company to the potential loss of investment. If the company is forced to foreclose on the real estate listed as collateral there is a potential for total loss from the investment if the property cannot be sold.

    Investment in Partnership

    The partnership's only assets are municipal tax liens. If the company is forced to foreclose on the real estate listed as collateral there is a potential for total loss from this investment if the property cannot be sold.

NOTE 15 - COMMON STOCK

    In connection with the acquisition of Metro Marketing discussed in Note 2, 3,904,088 shares of common stock were issued to shareholders of Metro in 1997. The accompanying balance sheet reflects this transaction as if it had occurred on December 31, 1996.

                  CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments as of December 31, 1996 are as follows:

    Non trading instruments
                                         Carrying            Fair
                                          Amount            Value

     Assets:
        Cash and equivalents            $ 406,926     $ 406,926
        Officer loans                     154,582       140,334
        Interest receivable                 3,207         3,207
        Notes receivable                   19,793        19,793
        Other interest receivable -
          tax liens                        11,488        11,488
        Other receivable                   22,762        22,762

     Liabilities
        Note payable shareholder          151,385       144,165



































                                                             F-19









Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                             PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company are as follows:

Name                         Age  Position
Larry Finkelstein       50   President, Chief Executive Officer,
                             Secretary and Chairman of the Board

Ariel Freud             27   Vice President, Director (Corfacts Inc.),
                             President, Metro Marketing,Inc.


Executive officers of the Company are elected annually to hold office until their successors have been elected and have duly qualified.

Larry Finkelstein was a co-founder of the Company in 1983, and has served as Chief Executive Officer and Chairman of The Board of Directors since that time. He also serves as Vice President of Metro Marketing Inc.

Ariel Freud founded Metro Marketing in 1995. He now serves as President of Metro Marketing, Inc. and Vice President and Director of Corfacts, Inc.

Item 10. EXECUTIVE COMPENSATION

                                                   Benefits or
                                                   repayment of
Name of individual or           Capacities in                personal
number of persons in group      which served     Salary      Benefits

Larry Finkelstein            President,          $85,000          $ 0
                        Chairman

Ariel Freud                  Vice President $31,800*         $ 0
                        Director

* For the six months ended December 31, 1996

Employment Agreements

As of January 1, 1997 the company entered into employment agreements with its president Larry Finklestein and vice president Ariel Freud through December 31, 1999. The agreements provide for minimum annual compensation of $62,400 plus $4,800 reimbursed auto expenses and medical insurance coverage and discretionary bonuses.

Director's Compensation

None of the Company's directors receives compensation for or payment of expenses incurred in connection with their attendance at director meetings. The Company has no present plan to pay director fees or expenses, but may decide to do so in the future.





Incentive Stock Option Plan

On May 9, 1988 the Board of Directors of the Company established an Incentive Stock Option Plan (the "Plan"), adopted by the shareholders on June 28, 1988, under which the options to purchase an aggregate of 600,000 shares of Common Stock may be granted prior to May 9, 1998. The Plan is administered by the Board of Directors, which has the power to determine the manner in which options may be exercised and to impose conditions on their exercise. Options for Lawrence Finkelstein to purchase 300,000 common shares expired on March 2, 1995 and have not yet been renewed or extended. To date, no options have been exercised.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table shows the current record and beneficial shareholdings of persons who own more than 5% of the Company's Common Stock outstanding as of December 31, 1995 and all directors and officers individually and all directors and officers as a group as of December 31, 1996.

Name and Address of               Amount and Nature of
Beneficial Owner                  Beneficial Ownership     % of Class
Larry Finkelstein                 3,904,088                32.78
Corfacts, Inc.
41 East Main St.
Freehold, NJ  07728

Ariel Freud                       3,904,088                32.78
Corfacts, Inc.
41 East Main St.
Freehold, NJ  07728


All Officers and Directors
as a Group (2 persons)                                65.6

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans Receivable - Officer

    These amounts represent advances by the Company to the President and Vice President which bear interest rates of 10% and 9% and have various maturities.

    The President initially agreed to repay his initial loan over 3 years at $1,000 a month including interest at 9%, with a lump sum payment of $62,952 in March of 1992. In consideration of reducing the monthly consulting fee and certain automobile expense reimbursements discussed in
    Note 9, the company waived interest on these advances for 1996, 1995, and 1994 on the unsecured borrowings. In 1993 the officer repaid, net of accrued consulting fees, $10,000 of the preceding advances. In 1993 the officer secured additional borrowings of $29,150 with 414,316 shares of stock.














Item 13. EXHIBITS

    (a)  (1)

Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number
  Reference        Description

    (3a)*          Articles of Incorporation, as amended

    (3b)*          By-laws, as amended

    (4)*      Specimen of Common Stock certificate

    (10b)*    Incentive Stock Option Plan

    (10c)*    Form of Incentive Stock Option

    (101)* Agreement for purchase of stock by and between Corfacts inc and Ariel Freud And Metro Marketing Inc. Dated December 31, 1996.

    (10m)*    Employment Agreement with Lawrence Finkelstein
              Emoloyment Agreement with Ariel Freud

    (12)*          Sale of Assets Agreement

    * The above items were previously filed and are hereby incorporated by reference.

    (c)  Reports on Form 8-K
         Filed February 5, 1997 in connection with the acquisition of Metro Marketing, Inc., effective July 1, 1996.


































                           SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 1997                    Corfacts, Inc.
                                  By:

                                        /s/ Lawrence Finkelstein
                                       Lawrence Finkelstein
                                       President, Chairman

                                        /s/ Ariel Breud
                                       Ariel Freud
                                       Vice President, Director

                                        /s/ Trudy Katz
                                       Trudy Katz
                                       Accounting and Finance


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 1997                           /s/ Lawrence Finkelstein
                                        Lawrence Finkelstein
                                        President, Chairman

                                         /s/ Ariel Freud
                                        Ariel Freud
                                        Vice President, Director

                                         /s/ Trudy Katz
                                        Trudy Katz
                                        Accounting and Finance