Form 10QSB
period 1997-03-31
CORFACTS INC
filed 1997-05-21
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD
ENDED  MARCH 31, 1997

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO

COMMISSION FILE NUMBER  0-17394

                    Corfacts Inc. and Subsidiary
      --------------------------------------------------------
      (Exact name of small business issuer as specified in its
                              charter)
    New Jersey                            22-2478379
-------------------------------    ------------------------
(State or other jurisdiction of    (I.R.S. Employer ID No.)
 incorporation or organization)

              41 East Main Street, Freehold, NJ  07728
              ----------------------------------------
              (Address of principal executive offices)

        Registrant s telephone number, including area code
        --------------------------------------------------
                          (908) 780-1188

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange
Act during the past 12 months (or for such shorter period
that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the
past 90 days.       Yes  X    No

Transitional Small Business Disclosure Format:Yes x No

The number of shares outstanding of the registrant s common stock, no par value, at March 31, 1997 is 11,909,402.

                                             File Number   0-17394

                     Corfacts, Inc. & Subsidiary
                             Form 10-QSB
                            March 31, 1997

                                INDEX

PART I - FINANCIAL INFORMATION                     PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at March 31, 1997    3.


     Consolidated Statements of Operations for the
       three months ended March 31, 1997 and 1996    5.

     Consolidated Statements of Cash Flows for the
       three months ended March 31, 1997 and 1996    6.

     Notes to Consolidated Financial Statements      7.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                   10.

PART II - OTHER INFORMATION                         13.

Item 1.  Legal  Proceedings                         13.

Item 2.  Changes in Securities                      13.

Item 3.  Defaults Upon Senior Securities            13.

Item 4.  Submission of Matters to a Vote of
           Securityholders                          13.

Item 5.  Other Information                          13.

Item 6.  Exhibits and Reports on Form 8-K           13.

Signatures                                          14.


                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                        CORFACTS, INC. & SUBSIDIARY
                              BALANCE SHEET
                              March 31,1997
ASSETS

Current Assets
 Cash and cash equivalents                                       $  371,989
 Interest receivable                                                  3,150
 Accounts receivable, net of allowance for
   bad debts of $7,361                                              147,774
 Prepaid expenses                                                       320
 Notes receivable                                                    14,394
 Officer loans                                                       25,669
 Other receivable-municipal tax liens, net                           34,156
                                                                    -------
 Total Current Assets                                               597,452
                                                                    -------

Property and equipment, at cost, less
  accumulated depreciation of $13,754                                96,317


Other assets
 Loan receivable, officer                                           128,913
 Investment in partnership                                            2,116
 Customer lists, net of accumulated
  amortization of $14,871                                           123,924
 Goodwill, net of accumulated amortization
   of $5,205                                                        133,590
 Security deposits                                                    6,520
                                                                  ---------
      Total Other Assets                                            395,063
                                                                  ---------
 TOTAL ASSETS                                                    $1,088,832
                                                                 ==========
cont'd. - Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses                           $  103,059
 Deferred revenue                                                     2,880
 Corporate taxes payable                                              1,638
 Deferred corporate taxes                                             1,638
 Current portion of capitalized lease obligations                    14,675
                                                                    -------
 Total Current Liabilities                                          123,890

Capitalized lease obligations, net of current portion                31,961
                                                                    -------
Deferred corporate taxes                                              1,639
                                                                    -------
Note payable - shareholder                                          151,385
                                                                    -------
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,909,402 shares issued and
   outstanding in 1997                                            1,281,573
Retained deficit                                                   (501,616)
                                                                  ---------
TOTAL STOCKHOLDERS' EQUITY                                          779,957
                                                                  ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                            $1,088,832
                                                                 ==========



See notes to the consolidated financial statements.

                        CORFACTS, INC. & SUBSIDIARY
                           STATEMENTS OF OPERATIONS

                                                 Three months ended
                                                       March 31,
                                                    1997     1996
                                                  -----------------

Income:
Revenue telemarketing                           $ 434,346    $      -
Equity in earnings of
 unconsolidated investee                                -         185
Income from tax liens, net                          1,125       1,148
Interest income                                     4,206       4,227
                                                  -------     -------
Total revenues                                    439,677       5,560

Direct operating expenses                         259,696           -

Gross Profit                                      179,981       5,560

Costs & expenses:
General & administrative                           96,442      33,318
Depreciation and amortization                      10,978           -
Interest expense                                    4,347           -
                                                  -------      ------
Total costs & expenses                            111,767      33,318

Net income (loss) before taxes                     68,214     (27,758)
Provision for income taxes                          4,915          -

Net income (loss)                               $  63,299    $(27,758)
                                                 =========   ========
Net income (loss) per share                      $    .005   $  (.003)
                                                 =========   ========
Weighted average shares
 outstanding                                    11,909,402   8,005,314



See notes to the consolidated financial statements.

                         CORFACTS, INC. & SUBSIDIARY
                          STATEMENTS OF CASH FLOWS

                                            Three months ended
                                                 March 31,
                                             1997       1996
                                           -------------------

Cash flows from operating activities:
  Net income (loss)                         $63,299 $(27,758)
  Adjustments to reconcile net
income (loss)

  to net cash used in operations:
  Depreciation and amortization              10,978        -
  Bad debts provision                         2,134        -
  (Increase) decrease in accounts
   receivable                               (81,701)   2,320
  Increase in prepaid expenses                 (320)       -
  Increase in other assets                   (1,011)       -
  Decrease in accounts
   payable and other liabilities             (9,755)  (3,705)
Net cash used in operating                  -------   ------
     activities                             (16,376) (29,143)
                                            -------   ------
Cash flows from investing activities:
  Redemption of tax lien certificate              -   (1,333)
  Purchase of equipment                     (19,509)       -
  Net cash used in investing                -------   ------
     activities                             (19,509)  (1,333)
                                            -------   ------
Cash flows from financing activities:
   Repayment of capitalized lease
    obligations                              (3,821)       -
  (Advances to) repayment from buyer          5,399   (7,932)
  Net cash provided by (used in)             ------   ------
   financing activities                       1,578   (7,932)
                                             ------   ------
Net decrease in cash and
   cash equivalents                         (34,307) (38,408)

Cash and cash equivalents at
  beginning of period                       406,296  518,136
Cash and cash equivalents at                -------  -------
  end of period                            $371,989 $479,728
                                           ======== ========

                        CORFACTS, INC. & SUBSIDIARY
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                              MARCH 31, 1997

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

In the opinion of management, the information furnished for the three month period ended March 31, 1997 and 1996 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997.
It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on Form 10-KSB and Form 8-K filed on January 21, 1997. (Commission File Number 0-17394).

NOTE 2 - NATURE OF BUSINESS
Corfacts, Inc. was organized in 1983, originally as the Business Journal of New Jersey, Inc. Since selling the magazine business in 1990, and discontinuance and sale of the information division in August 1991, the Company has directed its efforts to seek potential acquisitions and investments deemed appropriate for the Company to generate a return on equity.

NOTE 3 - PURCHASE OF SUBSIDIARY
On December 31, 1996 the Company entered into a merger and acquisition plan to acquire all of the shares and assets of Metro Marketing, Inc. a telemarketing firm, effective July 1, 1996. The Company issued 3,904,088 shares of common stock and the balance of the purchase price in the sum of $151,385 shall be paid pursuant to the terms of a promissory note. The total value is approximately $287,589 (exclusive of acquisition costs). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

The excess (approximately $277,590) of the total acquisition cost over the recorded value of assets acquired was allocated $138,795 to customer lists and $138,795 to goodwill and are being amortized over 7 years and 20 years respectively. The accompanying balance sheet includes the assets and liabilities of Metro Marketing Inc. at March 31, 1997. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the quarter ended March 31, 1997. Intercompany transactions have been eliminated in consolidation.
The proforma results of operations that follow below assume that the acquisition occurred at the beginning of the period ended March 31, 1996. The proforma calculations include adjustments for the estimated effect on the Company's historical results of operations for depreciation, amortization, interest and Officer salary related to the acquisition.

              Condensed Historical and Proforma Information:

                          For the three months ended
                        March 31, 1997   March 31, 1996
                          Historical      (Proforma)
                        -------------------------------


Total revenue              $439,677       $123,440

Direct operating expenses   259,696         62,293
Cost and expenses           111,767         80,834
Provision for taxes           4,915            725
                           --------       --------
Net income (loss)          $ 63,299       $(20,412)
                           --------       --------
Income (loss) per share    $   .006       $  (.002)
                           ========       ========
Weighted average shares
  outstanding            11,909,402      11,909,402

NOTE 4 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with related parties, which are summarized as follows:

                    Current        Long-term

  Due from Buyer:    $14,494       $     -
  Due from Officers   25,669        128,913
                     -------        -------
                     $40,063        $128,913
                     =======        ========

NOTE 5 - OTHER RECEIVABLES AND INVESTMENT IN PARTNERSHIP Included in other receivables are municipal tax liens which subject the Company to the potential loss of investment. Additionally the Company has an investment in a partnership where the partnership s only assets are municipal tax liens. If the Company or partnership is forced to foreclose on the real estate listed as collateral, there is a potential for total loss from the investment if the property cannot be sold.

                        CORFACTS, INC. & SUBSIDIARY
                      PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 1996

The first of acquisition by the Company, of which the Company plans to be several, was completed in January of 1997, with an effective date for accounting purposes of July 1, 1996. The operations of the Company's new subsidiary, Metro Marketing, Inc. are included in the quarter ended March 31, 1997. The Company acquired a telemarketing company which it hopes to be the teleservices arm of several industries including future subsidiaries of Corfacts.

The Company is reporting net income of $63,299 on total revenues of $439,677 for the quarter ended March 31, 1997 as compared to a loss of $27,758 on total revenues of $5,560 for the three month period ended March 31, 1996.

ABOUT THE SUBSIDIARY, METRO MARKETING INC.

Metro Marketing recorded revenues of $434,346 for the quarter ended March 31, 1997 as compared to proforma revenues of $117,880
for the quarter ended March 31, 1996.   Net income for Metro Marketing
for the quarter ended March 31, 1997 was $77,413, as compared to proforma income of $7,346 for the quarter ended March 31, 1996.

Revenues for Metro Marketing increased by $316,466, or approximately 269%. Prior to July 1996, Metro Marketing limited its telemarketing services to one particular industry. Since July 1996, the Company has expanded its services to other industries and has expanded the type of telemarketing services they provide. This has enabled the Company to competitively bid on projects for major corporations and government organizations. As a percentage of sales, the net income for 1997 was 17.8% for the three months, as compared to 6.2% for the same proforma period last year.
Management believes that its efforts will continue to improve the profitability of its newly acquired subsidiary. The Company has also begun a concerted effort to install quality assurance procedures to enhance the level of services from being a telemarketing company to a total teleservices company. Management believes that it will be able to accomplish this without significantly depleting the working capital of the parent company, or incurring a loss in the subsidiary.

Corporate overhead for the three months ended March 31, 1997 declined slightly due to a reduction in Officer's salary and consulting fees. The Company recorded $4,206 in interest income for the three months ended
March 31, 1997 as compared to interest income of $4,227 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $473,562 at March 31, 1997, as compared to $560,449 at March 31, 1996. The loss in the prior year, the purchase of equipment and the increase in net accounts payable due to the larger operating cycle are the major compoments of the decrease in working capital.

Additional receivables related to the increase in revenue of Metro Marketing, Inc. is the major component of the net cash used in operations.

The Company is reducing its partnership investment and receivables from tax liens as these certificates are satisfied. The Company has used the proceeds to supplement the cash balances of the Company. The Company s goal is to keep liquid resources available to support approved subsidiary plans or partially fund future acquisitions. Most of the cash available in the Company has been invested in 90 day FDIC insured Certificates of Deposit at various local banking institutions. The interest rates on these Certificates have been averaging between 2.75% and 4.5%. Management reviews these Certificates as they mature.

The Company's financial leverage as measured by debt to equity is .71 to 1.0. and when measured by liabilities to equity is 3.97 to 1.0.

Management is considering various additional equity funding alternatives to increase its existing working capital in an effort to support its planned acquisitions and planned corporate structure. The Company believes with the right combination of capital, marketing assistance and management support it will be able to pursue ongoing growth through the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary. At the same time management wants to monitor and direct the company's growth in ways that strengthen the Company's balance sheet, liquidity and income capacity to maximize the value of the Company's common stock. This in turn can help the Company raise additional capital as well as provide for greater equity purchasing power in acquisitions.

Forward looking and other statements.

Forward looking statements above and elsewhere in this report that suggest that the Company will increase revenues, become profitable and achieve significant growth through acquisitions are subject to risks and uncertainties.  Forward-looking
statements include the information concerning possible or
assumed future results of operations and cash flows.  These
statements are identified by words such as  believes,
expects,   anticipates  or similar expressions.  Such forward
looking statements are based on the beliefs of Corfacts, Inc.
and its Board of Directors in which they attempt to analyze the Company s competitive position in its industry and the factors affecting its business. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results of Corfacts, Inc. and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that Corfacts, Inc. and its Board have correctly identified and assessed all of the factors affecting the Company s business.

                        CORFACTS, INC. & SUBSIDIARY

                        PART II - OTHER INFORMATION

Item 1.  Legal proceedings:
         None

Item 2.  Changes in securities:
         None

Item 3.  Defaults upon senior securities:
         None

Item 4. Submission of matters to a vote of security holders:
         None

Item 5.  Other information:
         None

Item 6.  Exhibits and Reports on Form 8-K:
     (a) Exhibits - None

     (b) Reports on Form 8-K - filed January 21, 1997


                          SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 1997                       /s/ Larry Finkelstein
                                   Larry Finkelstein,
                                   President, Chairman

                                   /s/ Ariel Freud
                                   Ariel Freud,
                                   Vice President, Director

                                   /s/ Trudy Katz
                                   Trudy Katz,
                                   Accounting and Finance



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 20, 1997                      /s/ Larry Finkelstein
                                  Larry Finkelstein,
                                  President, Chairman


                                  /s/ Ariel Freud
                                  Ariel Freud,
                                  Vice President, Director


                                  /s/ Trudy Katz
                                  Trudy Katz,
                                  Accounting and Finance




























12