Form 10QSB
period 1997-06-30
CORFACTS INC
filed 1997-08-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                     			 Washington, D.C.  20549
                    			      FORM 10-QSB


(MARK ONE)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
       1934 FOR THE TRANSITION PERIOD FROM         TO

               		       COMMISSION FILE NUMBER  0-17394

                      			Corfacts Inc. and Subsidiary
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         	 New Jersey                              22-2478379
-------------------------------            -----------------------
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

Transitional Small Business Disclosure Format:   Yes X   No

The number of shares outstanding of the registrant s common stock, no par value, at June 30, 1997 is 11,909,402.

                                                 							File Number
                                                 							  0-17394
             		       Corfacts, Inc. & Subsidiary
                    			       Form 10-QSB
                    			      June 30, 1997

	                          			  INDEX

PART I - FINANCIAL INFORMATION                            PAGE

    Item 1.  Financial Statements

	Consolidated Balance  Sheet  at June 30, 1997             3.

	Consolidated Statements of Operations for the
	  six months ended June 30, 1997 and 1996                 5.

	Consolidated Statements of Cash Flows for the
	  six months ended June 30, 1997 and 1996                 6.
	Notes to Consolidated Financial Statements                7.

Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations        9.

PART II - OTHER INFORMATION                               12.

Item 1.   Legal  Proceedings                              12.

Item 2.  Changes in Securities                            12.

Item 3.  Defaults Upon Senior Securities                  12.

Item 4.  Submission of Matters to a Vote of
          Securityholders                                 12.

Item 5.  Other Information                                12.

Item 6.  Exhibits and Reports on Form 8-K                 12.

Signatures                                                13.

                 		    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      			CORFACTS, INC. & SUBSIDIARY
                       			      BALANCE SHEET
							                                         	June 30, 1997
							                                          -------------
 ASSETS

Current Assets
 Cash and cash equivalents                        $  568,048
 Interest receivable                                   3,650
 Accounts receivable, net of allowance for
   bad debts of $12,361                               75,230
 Prepaid expenses                                     19,012
 Notes receivable                                     14,345
 Officer loans                                        25,669
 Other receivable-municipal tax liens, net            29,368
						                                               -------
	Total Current Assets                                735,322

Property and equipment, at cost, less
  accumulated depreciation of $18,431                132,141
Other assets
 Loan receivable, officer                            128,913
 Investment in partnership                             2,166
 Customer lists, net of accumulated
  amortization of $19,828                            118,967
 Goodwill, net of accumulated amortization
   of $6,940                                         131,855
 Security deposits                                    10,166
	                                          					     -------
      Total Other Assets                             392,067

 TOTAL ASSETS                                     $1,259,530
                                          						  ==========
cont'd. - Balance Sheet


LIABILITIES AND STOCKHOLDERS'  EQUITY

Current Liabilities
 Accounts payable and accrued expenses           $  137,415
 Deferred revenue                                       740
 Corporate taxes payable                              4,290
 Deferred corporate taxes                             4,290
 Current portion of capitalized lease obligations    31,696
                                          						   --------
	Total Current Liabilities                          178,431
                                          						   --------
Capitalized lease obligations, net of
  current  portion                                   59,532
                                          						   --------
  Deferred  corporate taxes                           4,290
                                          						   --------
Note payable - shareholder                          151,385
                                          						   --------
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,909,402 shares issued and
   outstanding in 1997                            1,281,573
Retained(deficit)                                  (415,681)
                                          						  ---------
TOTAL STOCKHOLDERS' EQUITY                          865,892
                                          						  ---------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                            $1,259,530
                                          						 ==========

                      			 CORFACTS, INC. & SUBSIDIARY
                     			   STATEMENTS OF OPERATIONS

                                    						     Six months ended
                                          							  June 30,
                                    						    1997          1996
                                    						   ------        ------
Revenue:
Revenue telemarketing                      $1,007,674     $    -
Equity in earnings of
 unconsolidated investee                           50        127
Income from tax liens, net                      2,925      2,296
Interest income                                 8,122     10,236
                                    						  ---------     ------
Total revenues                              1,018,771     12,659
                                    						  ---------     ------
Direct operating expenses                     608,502          -
                                    						  ---------     ------
Gross Profit                                  410,269     12,659
                                    						  ---------     ------
Costs & expenses:
General & administrative                      216,336     66,188
Depreciation and amortization                  22,349          -
Interest expense                                9,482          -
                                    						  ---------     ------
Total costs & expenses                        248,167     66,188
                                    						  ---------     ------
Net income (loss) before taxes                162,102    (53,529)

Provision for income taxes                     12,868          -

Net income (loss)                           $ 149,234   $(53,529)
                                    						  =========   ========

Net income (loss) per share                 $    .013   $  (.007)
                                    						  =========   ========
Weighted average shares
 outstanding                               11,909,402  8,005,314
                                    						 ==========  =========

                   CORFACTS, INC. & SUBSIDIARY
               		     STATEMENTS OF CASH FLOWS

                                   						    Six months ended
                                          							June 30,
                                   						    1997        1996
                                   						    ----        ----
Cash flows from operating activities:
  Net income (loss)                         $149,234  $(53,529)
  Adjustments to reconcile net income
   (loss) to net cash used in
    operations:
  Depreciation and amortization               22,349         -
  Bad debts provision                          7,134         -
  (Increase) decrease in accounts
   receivable                                (14,751)      545
  Increase in prepaid expenses               (19,012)        -
  Increase in other assets                    (4,657)        -
  Increase (decrease) in accounts
   payable and other liabilities              30,416    (4,470)
Net cash provided by (used in)               -------     -----
  operating activities                       170,713   (57,454)
                                  						     -------    ------
Cash flows from investing activities:
Redemption of (purchase of)
 tax lien certificate                          4,880    (2,296)
 Increase in partnership
    investment                                   (50)     (126)
Net cash provided by (used in)                 -----     -----
 investing activities                          4,830    (2,422)
                                  						       -----     -----
Cash flows from financing activities:
  Repayment of capitalized lease
   obligations                               (19,239)        -
  Loan to Officer                                  -    (5,000)
	Repayment from buyer                          5,448       891
                                  						      ------     -----
Net cash used in financing activities        (13,791)   (4,109)
                                  						      ------     -----
Net increase (decrease) in cash and
   cash equivalents                          161,752   (63,985)
Cash and cash equivalents at
   beginning of period                       406,296   518,136
Cash and cash equivalents at                 -------   -------
   end of period                            $568,048  $454,151
                                  						    ========  ========

              		       CORFACTS, INC. & SUBSIDIARY
             		 NOTES TO CONDENSED FINANCIAL STATEMENTS
			                         June 30, 1997


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

In the opinion of management, the information furnished for the six month period ended June 30, 1997 and 1996 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on Form 10-KSB and Form 8- K filed on January 21, 1997. (Commission File Number 0-17394).

NOTE 2 - NATURE OF BUSINESS
Corfacts, Inc. was organized in 1983, originally as the Business Journal of New Jersey, Inc. Since selling the magazine business in 1990, and discontinuance and sale of the information division in August 1991, the Company has directed its efforts to seek potential acquisitions and investments deemed appropriate for the Company to generate a return on equity.


NOTE 3 - PURCHASE OF SUBSIDIARY
On December 31, 1996 the Company entered into a merger and acquisition plan to acquire all of the shares and assets of Metro Marketing, Inc. a telemarketing firm, effective July 1, 1996. The Company issued 3,904,088 shares of common stock and the balance of the purchase price in the sum of $151,385 shall be paid pursuant to the terms of a promissory note. The total value is approximately $287,589 (exclusive of acquisition costs). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $277,590) of the total acquisition cost over the recorded value of assets acquired was allocated $138,795 to customer lists and $138,795 to goodwill and are being amortized over 7 years and 20 years respectively. The accompanying balance sheet includes the assets and liabilities of Metro Marketing Inc. at June 30, 1997. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the six months ended June 30, 1997. Intercompany transactions have been eliminated in consolidation.

The proforma results of operations that follow below assume that the acquisition occurred at the beginning of the period ended June 30, 1996. The proforma calculations include adjustments for the estimated effect on the Company's historical results of operations for depreciation, amortization, interest and Officer salary related to the acquisition.

	      Condensed Historical and Proforma Information:

                    			   For the six months ended
                     			June 30, 1997   June 30, 1996
                     			-------------   -------------
                     			  Historical      (Proforma)

Total revenue              $1,007,674     $242,154

Direct operating expenses     608,502      167,040
Cost and expenses             248,167      170,187
Provision for taxes            12,868            0
                     			    ---------      -------
Net income (loss)          $  149,234     $(95,073)
                     			    =========      =======
Income (loss) per share    $     .013     $  (.008)
                     			    =========      =======
Weighted average shares
  outstanding              11,909,402    11,909,402
                           ==========    ==========

NOTE 4 - DUE FROM RELATED PARTIES
Receivables have been generated by transactions with related parties, which are summarized as follows:
               	  	     Current        Long-term
               		       -------        ---------
Due from Buyer:        $14,345         $      -
Due from Officers       25,669          128,913
                		      ------          -------
                		     $40,014         $128,913

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1996

The first acquisition by the Company, of which the Company plans several, was completed in January of 1997, with an effective date for accounting purposes of July 1, 1996. The operations of the Company's new subsidiary, Metro Marketing, Inc. are included in the six months ended June 30, 1997. The Company acquired a telemarketing company which it hopes to be the teleservices arm of several industries including future subsidiaries of Corfacts.

The Company is reporting net income of $149,234 on total revenues of $1,007,674 for the six months ended June 30, 1997 as compared to a loss of $53,529 on total revenues of $12,659 for the six month period ended
June 30, 1996.

About the subsidiary, Metro Marketing, Inc.

Metro Marketing recorded revenues of $1007,757 for the six months ended June 30, 1997 as compared to proforma revenues of $242,154 for the same six
month period in 1996.   Net income for Metro Marketing for the six months
ended June 30, 1997 was $182,674, as compared to a proforma loss of $41,544 for the six months ended June 30, 1996.

Revenues for Metro Marketing increased by $778,179, or approximately 339%. Prior to July 1996, Metro Marketing limited its telemarketing services to one particular industry. Since July 1996, the Company has expanded its services to other industries and has expanded the type of telemarketing services they provide. This has enabled the Company to competitively bid on projects for major corporations and government organizations. As a percentage of sales, the net income for 1997 was 18.1% for the six months, as compared to a net
loss of 18.1% for the same proforma period last  year.   Management believes
that its efforts will continue to improve the profitability of its newly acquired subsidiary.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

The Company has also begun a concerted effort to install quality assurance procedures to enhance the level of services from being a telemarketing company to a total teleservices company. Management believes that it will be able to accomplish this without significantly depleting the working capital of the parent company, or incurring a loss in the subsidiary.

Corporate overhead for the six months ended June 30, 1997 declined due to a reduction in Officer's salary and consulting fees. The Company recorded $8,122 in interest income for the six months ended June 30, 1997 as compared to interest income of $10,236 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $556,891 at June 30, 1997, as compared to $534,737 at June 30, 1996.

The loss in the prior year, the purchase of equipment and the increase in net accounts payable due to the larger operating cycle are the major components of the decrease in working capital. Additional receivables related to the increase in revenue of Metro Marketing, Inc. is the major component of the net cash used in operations.

The Company is reducing its partnership investment and receivables from tax liens as these certificates are satisfied. The Company has used the proceeds to supplement the cash balances of the Company. The Company s goal is to keep liquid resources available to support approved subsidiary plans or partially fund future acquisitions. Most of the cash available in the Company has been invested in 90 day FDIC insured Certificates of Deposit at various local banking institutions. The interest rates on these Certificates have been averaging between 3.75% and 4.75%. Management reviews these Certificates as they mature.

Management is considering various additional equity funding alternatives to increase its existing working capital in an effort to support its planned acquisitions and planned corporate structure. The Company believes with the right combination of capital, marketing assistance and management support it will be able to pursue ongoing growth through the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary. At the same time management wants to monitor and direct the Company s growth in ways that strengthen the Company s balance sheet, liquidity and income capacity to maximize the value of the Company s common stock. This in turn can help the Company raise additional capital as well as provide for greater equity purchasing power in acquisitions.

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

August 14, 1997                   /s/ Larry Finkelstein
                            				  Larry Finkelstein,
                            				  President, Chairman



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



August 14, 1997                   /s/ Larry Finkelstein
                            				  Larry Finkelstein,
                            				  President, Chairman



                            				  /s/ Ariel Freud
                            				  Ariel Freud,
                            				  Vice President, Director



                            				 /s/ Trudy Katz
                            				 Trudy Katz,
                            				 Accounting and Finance