Form 10QSB
period 1997-09-30
CORFACTS INC
filed 1997-11-12
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD
ENDED  SEPTEMBER 30, 1997

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

                     COMMISSION FILE NUMBER  0-17394

                       Corfacts Inc. and Subsidiary
    ----------------------------------------------------------------
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

           Registrant s telephone number, including area code
           --------------------------------------------------
                             (800) 696-7788

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange
Act during the past 12 months (or for such shorter period
that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the
past 90 days.       Yes  X    No

Transitional Small Business Disclosure Format: Yes x No


The number of shares outstanding of the registrant s common stock, no par value, at September 30, 1997 is 11,909,402.

                                                File Number
                                                -----------
                                                  0-17394

                     Corfacts, Inc. & Subsidiary
                             Form 10-QSB
                          September 30, 1997

                                INDEX

PART I - FINANCIAL INFORMATION                     PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at
      September 30, 1997                             3.

     Consolidated Statements of Operations for the
      nine months ended September 30, 1997
      and 1996                                       5.

     Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 6.

     Notes to Consolidated Financial Statements      7.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                    9.

PART II - OTHER INFORMATION                         12.

Item 1.  Legal Proceedings                          12.

Item 2.  Changes in Securities                      12.

Item 3.  Defaults Upon Senior Securities            12.

Item 4.  Submission of Matters to a Vote of
           Securityholders                          12.


Item 5.  Other Information                          12.

Item 6.  Exhibits and Reports on Form 8-K           12.


Signatures                                          13.

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                        CORFACTS, INC. & SUBSIDIARY
                              BALANCE SHEET

                                            September 30, 1997
ASSETS                                      ------------------

Current Assets
 Cash and cash equivalents                        $  681,303
 Interest receivable                                   5,475
 Accounts receivable, net of allowance for
   bad debts of $13,361                               70,679
 Prepaid expenses                                     11,172
 Notes receivable                                      1,436
 Officer loans                                        25,669
 Other receivable-municipal tax liens, net            23,652
                                                     -------
 Total Current Assets                                819,386
                                                     -------

Property and equipment, at cost, less
  accumulated depreciation of $24,316                126,255
Other assets                                         -------
 Loan receivable, officer                            128,913
 Investment in partnership                             2,166
 Customer lists, net of accumulated
  amortization of $24,785                            114,010
 Goodwill, net of accumulated amortization
   of $8,675                                         130,120
 Security deposits                                    18,166
                                                  ----------
      Total Other Assets                             393,375
                                                  ----------
 TOTAL ASSETS                                     $1,339,016
                                                  ==========
cont'd. - Balance Sheet

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current Liabilities
 Accounts payable and accrued expenses            $  177,148
 Deferred revenue                                      5,010
 Corporate taxes payable                               5,290
 Deferred corporate taxes                              5,289
 Current portion of capitalized lease obligations     32,915
                                                     -------
 Total Current Liabilities                           225,652
                                                     -------
Capitalized lease obligations, net of current
  portion                                             48,694
                                                     -------
Deferred corporate taxes                               5,289
                                                     -------
Note payable - shareholder                           151,385
                                                     -------
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,909,402 shares issued and
   outstanding in 1997                             1,281,573
Retained(deficit)                                   (373,577)
                                                  ----------
TOTAL STOCKHOLDERS' EQUITY                           907,996
                                                  ----------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $1,339,016
                                                  ==========



See notes to accompanying financial statements.

                       CORFACTS, INC. & SUBSIDIARY
                        STATEMENTS OF OPERATIONS





                                        Nine months ended
                                          September 30,
                                        1997        1996
                                      ---------   --------
Revenue:
Revenue telemarketing                $1,508,142   $145,815
Equity in earnings of
 unconsolidated investee                     50        192
Income from tax liens, net                2,781      3,396
Interest income                          13,385     15,226
                                      ---------    -------
Total revenues                        1,524,358    164,629

Direct operating expenses               932,901     42,055
                                      ---------    -------
Gross Profit                            591,457    122,574
                                      ---------    -------
Costs & expenses:
General & administrative                333,612    190,639
Depreciation and amortization            34,928      7,192
Interest expense                         15,485          -
                                        -------    -------
Total costs & expenses                  384,025    197,831
                                        -------    -------
Net income (loss) before taxes          207,432    (75,257)
Provision for income taxes               16,093          -
                                      ---------   --------
Net income (loss)                     $ 191,339   $(75,257)
                                      =========   ========
Net income (loss) per share           $    .016   $  (.006)
                                      =========   ========
Weighted average shares
 outstanding                         11,909,402  11,909,402
                                     ==========  ==========





See accompanying notes to consolidated financial statements.

                        CORFACTS, INC. & SUBSIDIARY
                         STATEMENTS OF CASH FLOWS


                                       Nine months ended
                                          September 30,
                                        1997       1996
                                       ------    -------


Cash flows from operating activities:
  Net income (loss)                    $191,339  $(75,257)
  Adjustments to reconcile net income
   (loss) to net cash used in
    operations:
  Depreciation and amortization          34,928     7,192
  Bad debts provision                     8,134         -
  Increase in accounts receivable       (13,025)  ( 5,865)
  Increase in prepaid expenses          (11,172)  (10,000)
  Increase in other assets              (12,657)        -
  Increase in accounts payable
   and other liabilities                 77,416    29,520
Net cash provided by (used in)          -------   -------
  operating activities                  274,963   (54,410)
                                        -------   -------
Cash flows from investing activities:
Redemption of (purchase of)
  tax lien certificate                   10,598    (3,396)
  Increase in partnership
   investment                               (50)     (192)
Net cash provided by (used in)           ------    ------
  investing activities                   10,548    (3,588)
                                         ------    ------
Cash flows from financing activities:
  Repayment of capitalized lease
   obligations                          (28,861)        -
  Loan to Officer                             -    (5,000)
  Repayment from (payment to) buyer      18,357    (8,093)
                                        -------   -------
Net cash used in financing activities   (10,504)  (13,093)
                                        -------   -------
Net increase (decrease) in cash and
   cash equivalents                     275,007   (71,091)
Cash and cash equivalents at
   beginning of period                  406,296   518,136
Cash and cash equivalents at           --------  --------
   end of period                       $681,303  $447,045
                                       ========  ========

                      CORFACTS, INC. & SUBSIDIARY
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 30, 1997




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

  In the opinion of management, the information furnished for the nine month period ended September 30, 1997 and 1996 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on Form 10-KSB and Form 8-Kfiled on January 21,1997. (Commission File Number 0-17394).

NOTE 2 - NATURE OF BUSINESS
  Corfacts, Inc. was organized in 1983, originally as the Business Journal of New Jersey, Inc. Since selling the magazine business in 1990, and discontinuance and sale of the information division in August 1991, the Company has directed its efforts to seek potential acquisitions and investments deemed appropriate for the Company to generate a return on equity.

NOTE 3 - PURCHASE OF SUBSIDIARY
  On December 31, 1996 the Company entered into a merger and acquisition plan to acquire all of the shares and assets of Metro Marketing, Inc. a telemarketing firm, effective July 1, 1996. The Company issued 3,904,088 shares of common stock and the balance of the purchase price in the sum of $151,385 shall be paid pursuant to the terms of a promissory note. The total value is approximately $287,589 (exclusive of acquisition costs). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $277,590) of the total acquisition cost over the recorded value of assets acquired was allocated $138,795 to customer lists and $138,795 to goodwill and are being amortized over 7 years and 20 years respectively. The accompanying balance sheet includes the assets and liabilities of Metro Marketing Inc. at September 30, 1997. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the nine months ended September 30, 1997. Intercompany transactions have been eliminated in consolidation.
  The proforma results of operations that follow below assume that the acquisition occurred at the beginning of the period ended September 30, 1996. The proforma calculations include adjustments for the estimated effect on the Company's historical results of operations for depreciation, amortization, interest and Officer salary related to the acquisition.

              Condensed Historical and Proforma Information:
                          For the nine months ended
                     September 30, 1997 September 30, 1996
                     ------------------ ------------------
                           Historical     (Proforma)


Total revenue              $1,524,358     $394,124

Direct operating expenses     932,901      216,287
Cost and expenses             384,025      294,638
Provision for taxes            16,093            -
                           ----------    ---------
Net income (loss)          $  191,339    $(116,801)
                           ==========    =========
Income (loss) per share    $     .016     $  (.010)
                           ==========    =========
Weighted average shares
  outstanding              11,909,402    11,909,402
                           ==========    ==========

NOTE 4 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with related parties, which are summarized as follows:

                     Current        Long-term
                     -------        ---------
Due from Buyer:      $ 1,436         $      -
Due from Officers     25,669          128,913
                     -------         --------
                     $27,105         $128,913

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1996

The first acquisition by the Company, of which the Company plans several, was completed in January of 1997, with an effective date for accounting purposes of July 1, 1996. The operations of the Company's new subsidiary, Metro Marketing, Inc. are included in the nine months ended September 30, 1997. The Company acquired a telemarketing company which it hopes to be the teleservices arm of several industries including future subsidiaries of Corfacts.

The Company is reporting net income of $191,339 on total revenues of $1,524,358 for the nine months ended September 30, 1997 as compared to a loss of $75,257 on total revenues of $164,629 for the nine month period ended September 30, 1996.

About the subsidiary, Metro Marketing, Inc.

Metro Marketing recorded revenues of $1,509,277 for the nine months ended September 30, 1997 as compared to proforma revenues of $375,310 for the same nine month period in 1996. Net income for Metro Marketing for the nine months ended September 30, 1997 was $244,938, as compared to a proforma loss of $34,292 for the nine months ended September 30, 1996.

Revenues for Metro Marketing increased by $1,133,967, or approximately 287.5%. Prior to July 1996, Metro Marketing limited its telemarketing services to one particular industry. Since July 1996, the Company has expanded its services to other industries and has expanded the type of telemarketing services they provide. This has enabled the Company to competitively bid on projects for major corporations and government organizations. As a percentage of sales, the net income for 1997 was 16.2% for the nine months, as compared to a net loss of 9.1% for the same proforma period last year. Management believes that its efforts will continue to improve the profitability of its newly acquired subsidiary.

ITEM 2. MANAAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - (Continued)

The Company has also begun a concerted effort to install quality assurance procedures to enhance the level of services from being a telemarketing company to a total teleservices company. Management believes that it will be able to accomplish this without significantly depleting the working capital of the parent company, or incurring a loss in the subsidiary.

Corporate overhead for the nine months ended September 30, 1997 declined due to a reduction in Officer's salary and consulting fees. The Company recorded $13,385 in interest income for the nine months ended September 30, 1997 as compared to interest income of $15,226 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $593,734 at September 30,
1997, as compared to $420,374 at December 31, 1996. Current year profitability has continued to increase working capital for the nine month period.

The Company is reducing its partnership investment and receivables from tax liens as these certificates are satisfied. The Company has used the proceeds to supplement the cash balances of the Company. The Company s goal is to keep liquid resources available to support approved subsidiary plans or partially fund future acquisitions. Most of the cash available in the Company has been invested in 90 day FDIC insured Certificates of Deposit at various local banking institutions or placed in interest bearing money market accounts. The interest rates on these Certificates and money market accounts have been averaging between 3.75% and 5.2%. Management reviews the Certificates as they mature.


Management is considering various additional equity funding alternatives to increase its existing working capital in an effort to support its planned acquisitions and planned corporate structure. The Company believes with the right combination of capital, marketing assistance and management support it will be able to pursue ongoing growth through the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary. At the same time management wants to monitor and direct the Company's growth in ways that strengthen the Company s balance sheet,liquidity and income capacity to maximize the value of the Company s common stock. This in turn can help the Company raise additional capital as well as provide for greater equity purchasing power in acquisitions.

Forward looking and other statements.

Forward looking statements above and elsewhere in this report that suggest that the Company will increase revenues, become profitable and achieve significant growth through acquisitions are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as believes, expects anticipates or similar expressions. Such forward looking statements are based on the beliefs of Corfacts, Inc. and its Board of Directors in which they attempt to analyzethe Company s competitive position in its industry and the factors affecting its business. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and inthe documents which are incorporated by reference herein,could affect the future results of Corfacts, Inc. and could cause those results to differ materially from those expressedin the forward-looking statements contained or incorporated byreference herein. In addition there can be no assurance that Corfacts, Inc. and its Board have correctly identified and assessed all of the factors affecting the Company s business.

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

     (b) Reports on Form 8-K - filed January 21, 1997

                              SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 1997                /s/ Larry Finkelstein
                                 ---------------------
                                 Larry Finkelstein,
                                 President, Chairman

                                 /s/ Ariel Freud
                                 ---------------
                                 Ariel Freud,
                                 Vice President, Director

                                 /s/ Trudy Katz
                                 --------------
                                 Trudy Katz,
                                 Accounting and Finance




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





November 14, 1997                /s/ Larry Finkelstein
                                 ---------------------
                                 Larry Finkelstein,
                                 President, Chairman

                                 /s/ Ariel Freud
                                 ---------------
                                 Ariel Freud,
                                 Vice President, Director

                                 /s/ Trudy Katz
                                 --------------
                                 Trudy Katz,
                                 Accounting and Finance