Form 10KSB
period 1997-12-31
CORFACTS INC
filed 1998-04-15
CIK 791298

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          FORM 10-KSB
(Mark One)
 X   Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required) for the year ended December 31, 1997

     Transition Report Pursuant to Section 13 or 15(a)of the
     Securities Exchange Act of 1934 (No Fee  Required) for the
     transition period from                   to

                Commission File Number: 0-17394

                  CORFACTS, INC. AND SUBSIDIARY
         (Name of small business issuer in its charter)

      New Jersey                                22-2478379
-------------------------------              --------------------
(State or jurisdiction of                    (IRS Employer
 incorporation or organization)               Identification No.)

41 East Main Street, Freehold, New Jersey            07728
-----------------------------------------          ---------
  (Address of principal executive office)          (Zip code)

Registrant's telephone number, including area code: (800)696-7788

  Securities registered pursuant to Section 12(g) of the Act:
  -----------------------------------------------------------
                  Common Stock, No Par Value
                  -------------------------
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes (x)    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. (X)

Transitional Small Business Disclosure Format:  Yes (x)  No

Registrant had 11,909,402 shares of Common Stock, no par value, outstanding on April 13, 1998.

                              PART I

Item 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

The Company was organized in 1983 under the name "Business Journal of New Jersey, Inc." In October, 1983 the Company produced two monthly magazines, Business Journal of New Jersey and Garden State Home & Garden, which were subsequently sold to Micromedia Affiliates, Inc. in March of 1990. To coincide with its new business direction, which was the sale of business information products, the company changed its name to Corfacts, Inc.

After the Company sold off its magazine division, it then developed a business information database and ran an information division marketing various lead products which provided information from this database, which consisted of approximately 100,000 companies in a tri-market region. After approximately 18 months of unprofitability, management elected to sell the database division. On October 2, 1991, Corfacts executed a Sale of Assets agreement, effective August 1, 1991 with Ford Publishing Inc. Pursuant to this agreement, Corfacts sold to Ford certain assets relating to the Information Division.

From 1991 to 1996, the primary operations of Corfacts, Inc. consisted of the management of two small joint ventures, one of which was a partnership which purchased tax lien certificates in New Jersey, and the other consisted of various underwritings of special projects of the buyer of the information division, while the Company actively searched for an operating concern which could utilize management's experience in marketing.
Additionally, the Company manages its own investment in tax lien certificates. These activities, which have greatly diminished due to the redemption of most of these certificates, include the monitoring and sometimes subsequent purchase of liens on properties the Company currently holds, the goal of which is to insure a priority position when the liens are ready for redemption.

To utilize the Company's other liquid assets, which consist primarily of cash, the Company continues to invest in short-term Certificates of Deposit and money market funds. The Company continues to focus its efforts on completing strategic alliances or other suitable business ventures.


Metro Marketing, Inc. (The Company's Current Operations)

On January 21, 1997, the Company completed its acquisition of Metro Marketing, Inc., a New Jersey corporation, which became a wholly owned subsidiary of the Company effective for accounting purposes as of July 1, 1996. Metro Marketing, Inc., is a telemarketing services company located in Freehold, New Jersey. Metro Marketing, Inc. provides telemarketing services, most of which are outgoing call services for customers in various industries. Metro provides practice building services to the medical industry as well as customer service and pilot program services in the utility industry. The Company is evaluating whether to undertake pilot incoming programs and no time frame has been set for the same.

EMPLOYEES AND CONSULTANTS

The Company and its subsidiary, other than two officers; Larry Finkelstein, President and Ariel Freud, Vice President, employs approximately 15 full-time administrative and sales personnel as well as 25 full-time and 100 part-time telemarketing service representatives.

Item 2. PROPERTIES

The Company maintains its offices at 41 East Main St. Freehold,
NJ  07728. The twenty-four (24) month lease commenced August 1,
1996 and is set to expire in August, 1998. The monthly rent is $1,830 per month.

Item 3. LEGAL PROCEEDINGS

The Company is not currently subject to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended
December 31, 1997.

                          PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a) MARKET PRICES OF COMMON STOCK

The following table sets forth the high and low bid prices for the common stock in each quarter for the fiscal years ended December 31, 1997, and 1996, which are listed on the "pink sheets" since the Company was delisted from NASDAQ in 1989.

                                       COMMON STOCK

                              High    Low        High    Low
1997                          Bid     Bid         Ask    Ask
                              --------------------------------
1st quarter                    .10   .06          .10     .06
2nd quarter                    .10   .06          .12     .06
3rd quarter                    .12   .09          .125    .06
4th quarter                    .12   .09          .15     .12

1996

1st quarter                    .04    .02         .10     .09
2nd quarter                    .04    .02         .10     .09
3rd quarter                    .04    .02         .10     .09
4th quarter                    .04    .05         .125    .05

The price information stated in the above table, and in the preceding paragraph, is as reported by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

(b) HOLDERS

As of December 31, 1997, the Company had 11,909,402 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses holding the Company's shares in "street name" for their clients. The Company believes that there are approximately 600 beneficial owners of its common stock.

(c) DIVIDENDS

The Company has not paid or declared any dividends upon its common stock except for the "capital event" when the Company completed a proportionate tender offer for shareholders during 1990, subsequent to the sale of its magazine division.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED
DECEMBER 31, 1996

The Company's results from operations for the year ended December 31, 1997 consisted of net income of $422,852 on total revenues of $2,174,805, as compared with a loss of $88,524 on revenues of $441,967 for the comparable period ended December 31, 1996. The 1996 historical figures only include six months of operating revenues from the Metro subsidiary as the acquisition was effective July 1, 1996. On a proforma basis, the twelve month activity of the Company was calculated with total revenues for the twelve months ended December 31, 1996 of $671,462 and a net loss for the proforma period ended December 31, 1996 of $91,399.

Included in current year income is an income tax benefit of $183,750, derived from prior year tax loss carryforwards.

Earnings per share for the year ended December 31, 1997 was $.036 as compared to a net loss per share of $.009 for the year ended
December 31, 1996.

Management has remained focused on completing a strategic alliance or other suitable business ventures to further increase the operating revenue of the Company. All of the 1997 growth comes from the telemarketing operations in Metro. The acquisition of Metro, which the Company plans to be the beginning of several, was effective July 1, 1996 and in the first 18 months the Company has more than quadrupled annual sales. Although management cannot expect to do the same growth in 1998, they can expect their strong revenue growth to continue. Management is actively seeking other suitable mergers and or acquisitions to enhance and utilize the services of its subsidiary, Metro Marketing. Management recently submitted an offer to purchase a regional telemarketing competitor with accounts in other industries, such as fund raising. The Company's offer was rejected for another competitive offer and management is now in the process of evaluating other regional telemarketing companies that are for sale.

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

ABOUT THE SUBSIDIARY, METRO MARKETING, INC.

For the twelve month period ended December 31 1997, Metro Marketing reported net income of $112,080, after management fees to the parent of approximately $176,000, on total revenues of $2,151,081, as compared to a loss of $21,751 after management fees of $35,000 to the parent, on revenues of $416,597 for the period ended December 31, 1996. The 1996 historical figures include only six months of operating revenues as the acquisition of Metro was effective July 1, 1996.

Prior to July 1996, Metro Marketing limited its telemarketing services to one particular industry. Since July 1996, the Company has expanded its services to other industries, and has expanded the type of telemarketing services they provide. As a result management was able to increase the sales of the Metro subsidiary. Management was also able to accomplish this while increasing the working capital of the parent company, and earning income in the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased during the year ended
December 31, 1997. Working capital was $845,668 at December 31,
1997 as compared to $420,374 at December 31, 1996.

The primary reason for this increase in working capital is the profitability of the Company. In addition to the income from operations, net deferred tax assets of $194,200 were recorded for the year ended December 31, 1997, based upon realistic expectations that the Company can now utilize its net operating loss carryforwards in the near term.

Management is also considering various equity funding alternatives to increase its already positive working capital to further support its planned acquisitions and improve the value of the Company for its shareholders. To this end, the Board of Directors has authorized management, if and when it deems appropriate, to purchase back for the Company's treasury, shares of the Company s common stock when it feels the current market price is under valued. The Board of Directors has also authorized management, as market conditions permit, to undertake selective warrant programs to provide incentives to market makers. The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company which can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.


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

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is expected to not have a significant impact on continuing operations.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) (1)  The following documents are filed as part of this report:
a.  Consolidated Financial Statements of the Registrant, Corfacts, Inc.

                                                             Pages
     (a)  Financial Statements

Report of Schuhalter, Coughlin & Suozzo, LLC                  F-1

Consolidated Balance Sheets of Corfacts, Inc. and
  Subsidiary as of December 31, 1997                          F-2

Consolidated Statements of Operations of Corfacts,
  Inc. and Subsidiary for the years ended December
  31, 1997 and 1996                                           F-3

Consolidated Statement of Stockholders' Equity for
  the years ended December 31, 1997 and 1996                  F-4

Consolidated Statements of Cash Flows for the
  years ended December 31, 1997 and 1996                      F-5

Notes to Financial Statements                         F-6 to F-17

     (b)  Interim Financial Statements
          Not applicable.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants and there have been no disagreements with the accountants regarding financial disclosure.

                                 PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     (a) Directors and Officers. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

NAME                     POSITION HELD
-----------------        ------------------------
Larry Finkelstein        President, Chairman

Ariel Freud              Vice President, Director


Item 10.  EXECUTIVE COMPENSATION
                                        SALARIES, FEES,
                       CAPACITIES IN    DIRECTOR'S FEES,
NAME                   WHICH SERVED     COMMISSION AND BONUSES
-----------------      -------------    ----------------------
Larry Finkelstein      President,       $84,400
                       Chairman

Ariel Freud            Vice President,  $84,400
                       Director


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the number of common shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares as of December 31, 1997.

                         AMOUNT AND NATURE OF     PERCENTAGE
NAME AND ADDRESS         BENEFICIAL OWNERSHIP     OF CLASS OWNED
-------------------      --------------------     --------------
Larry Finkelstein        3,864,088*  President,   32%
41 East Main St.                     Chairman
Freehold, NJ  07728

Ariel Freud              3,904,088   Vice Pres.   33%
41 East Main St.
Freehold, NJ  07728

* Does not include 40,000 shares owned by Mr. Finkelstein's sibling

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OFFICER LOANS
     From time to time the Company advanced loans to the founder and president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance of $107,244 and $154,582 at December 31, 1997 and 1996 respectively. The President initially agreed to pay his initial loan over 3 years at $1,000 per month, including interest at 9%, with a lump sum payment of $62,952 in March of 1992. In 1993, the President repaid, net of accrued consulting fees, $10,000 of the advances. In 1993, the officer secured additional borrowings of $29,150 with 414,316 shares of stock. In consideration of reducing the monthly consulting fee and certain automobile expense reimbursements discussed in Note 9, the Company waived interest on these advances for 1997, 1996 and 1995 on the unsecured borrowings. In 1994, the Officer repaid $1,147 of prior years accrued interest, $880 of the 1994 interest and $16,056 toward principle of the secured 1993 borrowings. In 1995, the Officer secured additional borrowings of $35,725 with 2,000,000 shares of stock. In 1996, the President borrowed an additional $5,001 secured by his shares of stock. In 1997, the President repaid $21,669 towards principle of the secured borrowings.

     During 1996, the Vice President was advanced $21,669 from the Metro Marketing division. These advances were non-interest bearing with no specific repayment terms. This advance was repaid in 1997.

Notes Receivable
     The Company has periodically provided working capital loans to Ford Publishing Inc., the buyer of the information division, in the form of a credit line with interest at 12%, which had a balance outstanding at December 31, 1997 of $0 and a balance of $19,793 at December 31, 1996. In addition, the Company periodically assists in the collection of Ford Publishing's credit card sales. During 1997 and 1996 the Company collected $53,778 and $54,769 respectively, net of related bank charges. These funds were used to pay back the working capital credit line balances mentioned above.

OTHER TRANSACTIONS

     On September 16, 1997, the Company guaranteed the debts of the vice president and a key employee in the amounts of $26,250 and $10,000 respectively. The Company has assigned as collateral two certificates of deposit for each loan balance. These certificates are subject to withdrawal restrictions for the loan balance until paid in full.

     As of January 1, 1997, the Company entered into employment agreements with its president and vice president through December 31, 1999. The agreements provide for annual compensation of $62,400 plus $4,800 reimbursed auto expenses and medical insurance coverage. Additionally the board of directors approved bonuses of $22,000 each for 1997.

     In connection with the acquisition of Metro Marketing discussed in Note 2, 3,904,088 shares of common stock were issued to shareholders of Metro in 1997. The accompanying balance sheet reflects this transaction as if it had occurred on December 31, 1996.

     On May 9, 1988, the Company adopted an Incentive Stock
Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998 at an option price to be determined at the date of grant.
There were no options outstanding as of December 31, 1997 or 1996. The board of directors does not plan to extend this plan.

     On December 15, 1997 the Company adopted an incentive option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to December 15, 2008 at an option price to be determined at the date of grant.

     On December 22, 1997 the Company granted key employees options to purchase 600,000 and 540,000 shares of common stock of the Company pursuant to the incentive stock option plan dated December 15, 1997.
The option prices are $.05 and $.15 respectively and expire on December 22, 2007. To date none of these options have been exercised.

     On January 1, 1998 the Company adopted the 1997 Employee Stock
Purchase Plan of Corfacts, Inc. The plan provides employees of the Company and subsidiary with an opportunity to purchase common stock of the Company. The option price per share of the shares offered in a given offering period shall be the lower of 85% of the fair market value of a share of the common stock of the Company on the offering date or 85% of the fair market value of a share of the Company stock on the exercise date. Determined by the board of directors in its discretion based on the closing price (the mean of the bid and ask price per share as reported by NASDAQ) of the common stock for such date. These purchases are made on two semi annual investment dates through payroll deductions. During 1997 432 options were authorized under this plan.

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

              Employment Agreement with Ariel Freud

    (12)*     Sale of Assets Agreement

    * The above items were previously filed and are hereby incorporated by reference.

    (c)  Reports on Form 8-K

               None.

                       CORFACTS, INC. AND SUBSIDIARY
                     CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


                              C O N T E N T S


                                                                       PAGE


AUDITORS  REPORT                                                         1

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                            2

  Consolidated Statements of Operation                                   3

  Consolidated Statements of Changes in Stockholders' Equity             4

  Consolidated Statements of Cash Flows                                  5

  Notes to Financial Statements                                        6-17

                       INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CORFACTS, INC. AND SUBSIDIARY


We have audited the consolidated balance sheets of Corfacts, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996 in the accompanying index to financial statements and schedules (Item 7 (A)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and schedules listed in the accompanying index to financial statements (Item 7 (A)) present fairly, in all material respects, the financial position of Corfacts, Inc. and Subsidiary as of December 31 1997 and, 1996 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



                           /s/  Schuhalter, Coughlin & Suozzo, LLC
                           ---------------------------------------
                                Schuhalter, Coughlin & Suozzo, LLC
                                 Certified Public Accountants


Raritan, New Jersey

March 31, 1998

                       CORFACTS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997

                                                         1997      1996
      ASSETS                                          --------   -------

CURRENT ASSETS
  Cash and cash equivalents                          $ 786,907 $ 406,296
  Interest bearing deposits - restricted                36,250         -
  Interest receivable                                    1,106     3,207
  Accounts receivable net of allowance for
    bad debts of $20,380 and $5,227 respectively        54,954    68,056
  Notes receivable                                           -    19,793
  Officer loans                                              -    25,669
  Other receivable - municipal tax liens (net of
  estimated disposition costs of $5,500 and
  $3,500 respectively)                                  10,192    22,762
  Other interest receivable - tax liens                  9,788    11,488
  Prepaid expenses                                      16,486         -
  Deferred taxes                                       200,700         -
                                                     ---------   -------
      TOTAL CURRENT ASSETS                           1,116,383   557,271

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $36,884 and $9,468                   120,493    81,094

OTHER ASSETS
  Loan receivable - officer                            107,244   128,913
  Investment in partnership                              2,166     2,116
  Customer lists net of accumulated amortization
    of $29,742 and $9,914 respectively                 109,053   128,881
  Goodwill net of accumulated amortization of
    $10,410 and $3,470 respectively                    128,385   135,325
  Security deposits                                     18,166     5,509
                                                     --------- ---------
      TOTAL OTHER ASSETS                               365,014   400,744
                                                     --------- ---------
      TOTAL ASSETS                                   1,601,890 1,039,109
                                                     ========= =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                190,264   114,669
  Deferred revenue                                      13,425     5,940
  Deferred taxes                                         6,500         -
  Income taxes payable                                   9,900         -
  Current portion of capitalized lease obligations      34,216    16,288
  Note payable - vendor                                 16,410         -
                                                     ---------  --------
      TOTAL CURRENT LIABILITIES                        270,715   136,897

Capitalized lease obligations net of current portion    40,280    34,169
Note payable - shareholder                             151,385   151,385

STOCKHOLDERS' EQUITY
  Common stock, no par value, 20,000,000 shares
    authorized; 11,909,402 shares issued and
    outstanding                                      1,281,573 1,281,573
  Retained (Deficit)                                  (142,063) (564,915)
                                                    ---------- ---------
      TOTAL STOCKHOLDERS' EQUITY                     1,139,510   716,658
                                                    ---------- ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,601,890$1,039,109
                                                    ========== =========

The accompanying notes are an integral part of these financial statements.

                       CORFACTS, INC. AND SUBSIDIARY

                         STATEMENTS OF OPERATIONS


                                                       Year Ended
                                                       December 31,
                                                     ----------------
                                                     1997        1996
                                                     ----        ----
INCOME
  Revenue telemarketing                            $2,151,081 $ 416,597
  Equity in earnings of unconsolidated investee            50       253
  Income from tax lien certificates                     1,293     4,593
  Interest income                                      22,381    20,524
                                                    ---------  --------
      TOTAL REVENUES                                2,174,805   441,967

DIRECT OPERATING EXPENSES                           1,167,623   262,250

      GROSS PROFIT                                  1,007,182   179,717

COSTS AND EXPENSES
  General and administrative                          692,720   241,972
  Depreciation and amortization                        54,184    22,492
  Interest expense                                     21,176     3,777
                                                    ---------  --------
      TOTAL COSTS AND EXPENSES                        768,080   268,241
                                                    ---------  --------
      INCOME (LOSS) BEFORE INCOME TAXES               239,102   (88,524)

    INCOME TAX BENEFIT                                183,750         -
                                                    ---------  --------
      NET INCOME (LOSS)                             $ 422,852 $ (88,524)
                                                    ========= =========

BASIC EARNINGS PER COMMON SHARE                    $     .036 $   (.009)
                                                    ========= =========
AVERAGE COMMON SHARES OUTSTANDING                  11,909,402 9,957,358
                                                   ========== =========
DILUTED EARNINGS PER COMMON SHARE                  $     .035 $   (.009)
                                                   ========== =========
AVERAGE COMMON SHARES AND EQUIVALENTS
  OUTSTANDING                                      11,956,902 9,957,358
                                                   ========== =========




















The accompanying notes are an integral part of these financial statements.

                      CORFACTS, INC. AND SUBSIDIARY
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997





                                Number    Common
                              of Shares    Stock      (Deficit)    Total

Balance, January 1, 1996       8,005,314  $1,159,571 $(476,391)    $  683,180

Issuance of Common Stock       3,904,088     122,002         -        122,002

Net (loss) for the year                -           -   (88,524)       (88,524)
                              ----------  ---------- ---------     ----------
Balance, December 31, 1996    11,909,402   1,281,573  (564,915)       716,658

Net income for the year                -           -   422,852        422,852
                              ----------  ---------- ---------     ----------
Balance, December 31, 1997    11,909,402  $1,281,573 $(142,063)    $1,139,510
                              ==========  ========== =========     ==========











































The accompanying notes are an integral part of these financial statements.

                       CORFACTS, INC. AND SUBSIDIARY
                         STATEMENTS OF CASH FLOWS



                                                        Year Ended
                                                         December 31
                                                      -----------------
                                                       1997        1996
Cash flows from operating activities:                  ----        ----
  Cash received from customers                      $2,156,515 $ 349,254
  Cash received from revenue sharing and
    other income                                             -     6,376
  Cash paid to employees and suppliers              (1,782,328) (408,284)
  Interest received                                     24,482    19,271
  Tax lien certificate cash received                    15,563         -
  Interest expense                                     (21,176)   (3,777)
  Income taxes paid                                       (550)        -
    Net cash provided by (used in) operating        ----------  --------
      activities                                       392,506   (37,160)
                                                    ----------  --------
Cash flows from investing activities:
  Purchase of restricted certificates of deposit       (36,250)        -
  Purchase of equipment                                (16,841)  (32,485)
                                                    ----------  --------
    Net cash used in investing activities              (53,091)  (32,485)
                                                    ----------  --------
Cash flows from financing activities:
  Repayment of capitalized lease obligations           (25,935)   (7,260)
  Credit line receivable advances to buyer             (33,985)  (59,034)
  Loan (to) repayment from officer                      47,338   (30,670)
  Credit line receivable repayments                     53,778    54,769
    Net cash provided by (used in) financing        ----------  --------
        activities                                      41,196   (42,195)
                                                    ----------  --------
Net increase (decrease) in cash and cash
  equivalents                                          380,611  (111,840)

Cash and cash equivalents - beginning of period        406,296   518,136
                                                    ----------  --------
Cash and cash equivalents - end of period           $  786,907 $ 406,296
                                                    ========== =========
Reconciliation of net income to net cash provided
 by (used in) operating activities:
Net income (loss)                                    $ 422,852 $ (88,524)
Adjustments:
  Depreciation and amortization                         54,184    22,492
  Bad debts provision                                   15,153     5,227
  Deferred income taxes                               (194,200)        -
Changes in assets and liabilities:
  Decrease(increase) other receivable - tax
    lien interest                                       14,220    (4,845)
  (Increase) decrease in interest receivable             2,101    (1,253)
  (Increase) decrease contract royalty receivable            -     6,376
  (Increase) decrease in accounts receivable            (2,051)  (73,283)
  Increase (decrease) in accounts payable and
    accrued expenses                                    92,005    91,340
  Increase in deferred revenue                           7,485     5,940
  (Increase) in security deposits                      (12,657)     (630)
  Increase in prepaid expenses                         (16,486)        -
  Increase in income taxes payable                       9,900         -
                                                    ---------- ---------
    Net cash provided by (used in) operating
      activities                                    $  392,506 $ (37,160)
                                                    ========== =========



The accompanying notes are an integral part of these financial statements.

                      CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    On December 31, 1996 Corfacts, Inc. acquired all the shares and assets of Metro Marketing, Inc., a telemarketing firm. The Company issued 3,904,088 shares of common stock and the balance of the purchase price in the sum of $151,385 shall be paid pursuant to the terms of a promissory note. The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Equity Method

    The investment in partnership in which the company has a 33% interest is carried at cost, adjusted for the partnership's proportionate share of their undistributed earnings.

    Property and Equipment

    Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using straight-line and accelerated methods over the five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations in 1997 and 1996 was $27,416 and $9,408, respectively.

    Cash and Cash Equivalents

    For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

    Earnings Per Common Share

    For the year ending December 31, 1997, and all periods presented herein, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

    Contract Royalty Revenue

    Earnings from royalty contract for the initial receipts from book sales are recorded based upon the ratio that amounts collected bear to the total amounts to be collected under the royalty contract.

    Goodwill

    Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition and is amortized on a straight line basis over 20 years. Amortization expense charged to operations for 1997 and 1996 was $26,768 and $14,374 respectively.

    Income Taxes

    The Company and its wholly owned subsidiary file a consolidated Federal income tax return. Corfacts uses the asset and liability method in providing income taxes on all transactions that have been recognized in the consolidated financial statements. The asset and liability method required that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

    Intangible Assets

    Intangible assets are being amortized as follows:

        Goodwill                20 years
        Customer List            7 years

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

    Principles of Consolidation

    The accompanying consolidated balance sheetS as of December 31, 1997 includes the accounts of the Company and the following subsidiaries with results of operations included for the period subsequent to the acquisition date. All material intercompany accounts and transactions have been eliminated.

                                       Date of Acquisition
                                       -------------------
       Metro Marketing, Inc.              June 30, 1996

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

    Revenue Recognition

    The Company's revenues are derived mainly from providing telemarketing services on a flat fee and hourly basis. Revenues are recognized when earned based upon standard billing rates charged by the hours worked. Corresponding expenses were recorded for all hours included in revenue.

    Long-lived Assets

    In March, 1995 the Financial Accounting Standards Board issued SFAS No. 121 Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of . SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount of fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. The Company adopted SFAS No. 121 for the year ended December 31, 1996. The carrying value of assets of the Company have not been effected by this statement.

    Schedule of Non Cash Investing and Financing Activities

                                                          1997          1996
    3,904,088 shares of common stock issued in           ------        ------
    connection with the acquisition of Metro
    Marketing subsidiary in 1996                       $       -   $ 122,002
                                                                    ========
    Assets acquired under capital leases               $  49,974   $       -
                                                        ========
    Acquisition of Metro Marketing, Inc.

    On December 31, 1996 Corfacts, Inc. acquired all of the common stock of Metro Marketing, Inc. through an acquisition and redemption by Metro Marketing, Inc. of its common stock. The total value is approximately $287,589 (exclusive of acquisition costs.) The effective date for the purchase is July 1, 1996. Metro's principal business is to provide telemarketing services for chiropractors and public utility companies. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $138,795) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 20 years. The accompanying balance sheet include the assets and liabilities of Metro's at December 31, 1997. The statement of operations for the year ended December 31, 1996 includes the results of operations of Metro Marketing, Inc. for the six months ended December 31, 1996.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

    Acquisition of Metro Marketing, Inc. - (Continued)

    The pro forma condensed results of operations that follow assume that the acquisition had occurred at the beginning of the year ended December 31, 1996. The pro forma calculations include adjustments for the estimated effect on the Company s historical results of operations for amortization and interest related to the acquisition.

                                  Pro Forma Information

                                                  Year Ended
                                                  December 31
                                                     1996
                                                   Proforma
                                                  ----------
      Total Revenue                               $ 671,462
                                                   --------
      Cost of Revenue                               381,411
      Operating Expenses                            380,450
      Provision for Taxes                             1,000
                                                   --------
      Net Income (Loss)                           $ (91,399)
                                                   ========
      Income (Loss) Per Share                     $   (.008)
                                                   ========
      Weighted Average Shares Outstanding        11,909,402
                                                 ==========

    The following is a summary of the financial position of Metro Marketing, inc. at June 30, 1996 before giving effect to recording the acquisition transactions:
                           Metro Marketing, Inc.
                               June 30, 1996

      Current assets                $  87,344
      Property and equipment           74,767
      Other assets                      4,309
                                     --------
          Total                       166,420
                                     ========

      Current liabilities             140,743
      Capitalized lease obligations    42,682
      Stockholders' Equity            (17,005)
                                     --------
          Total                     $ 166,420
                                     ========
    Use of Estimates

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

    Other Accounting Pronouncements

    The FASB has issued SFAS No. 130, Reporting Comprehensive Income effective for fiscal years beginning after December 15, 1997, which establishes standards for the reporting of comprehensive income and its components. The Company believes that the effect of the adoption of SFAS No. 130 will not be material to its financial position or results of operations.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENTS

    The company has an interest in a partnership which is primarily involved in investing in delinquent municipal tax lien certificates which are collateralized by the real estate being taxed in Monmouth County, New Jersey. The investment is accounted for using the equity method and represents a 33% ownership in the partnership. The Company's accumulated equity in the undistributed earnings of the partnership included in Retained Deficit amounted to $2,203 and $1,999 at December 31, 1997 and 1996, respectively.

    Condensed financial information for the partnership is as follows:

               Summary of Statements of Financial Condition

                                                  December 31,
                                                ----------------
                                                1997        1996
          Assets                                ----        ----
            Delinquent municipal tax
              lien certificates               $   4,705  $   4,705
            Accrued interest - tax
              lien certificates                   2,420      2,104
                                                 ------     ------
                Total Assets                  $   7,125  $   6,809
                                                 ======     ======
          Liabilities and Partners' Equity
            Accrued expenses                  $    608   $     450
                                                ------      ------
                 Total Liabilities                 608         450
                                                ------      ------
          Partners' Equity
            Corfacts, Inc.                       2,203       1,999
            Other                                4,314       4,360
               Total Liabilities and            ------      ------
                 Partners' Equity             $  6,517   $   6,359
                                                ======      ======

                    Summary of Statement of Operations

          Interest Income                      $   316   $     768
          Expenses                                 158           -
                                                ------      ------
                 Net Income                    $   158   $     768
                                                ======      ======
NOTE 4 - PROPERTY AND EQUIPMENT

    The following is a summary of property and equipment - at cost, less accumulated depreciation.
                                                       December 31,
                                                      1997       1996
                                                     ------    -------
              Furniture and fixtures                $ 13,383  $ 13,383
              Equipment                               32,343    15,502
              Leasehold improvements                   3,960     3,960
              Equipment under capital leases         107,691    57,717
                                                     -------    ------
                                                     157,377    90,562

              Less:  accumulated depreciation        (36,884)   (9,468)

              Net assets                           $ 120,493  $ 81,094
                                                     =======   =======
NOTE 5 - INTEREST EXPENSE

    Interest expense totaled $21,176 and $3,777 for the years ended December 31, 1997 and 1996, respectively.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    Aggregate maturities required on long term debt at December 31, 1997 are as follows:

      1998                                  $       0
      1999                                     34,002
      2000                                     36,466
      2001                                     39,065
      2002                                     41,872
                                              -------
        Total                               $ 151,385
                                              =======

    On September 26, 1997 the Company agreed to convert amounts payable to a former vendor to a non interest bearing note payable. Monthly payments of $5,470.04 are due for five months. The balance at December 31, 1997 is $16,410.

NOTE 7 - LEASES

    Operating Leases

    The Company leases office space in Freehold, New Jersey through August 1, 1998. The lease is classified an operating lease and provides for annual rentals of $21,960 through 1998. From September 1991 through September 1996 the company shared office space with the buyer of the information division with rent due on a month by month basis.

    Rental expense for office space was $21,960 in 1997 and $12,940 in 1996.

    The total future minimum rental payments required are as follows:

            1998                                $ 14,640
                                                  ======
    Capital Leases

    The Company is the lessee of computer equipment under capital leases expiring in 2000. The assets and liabilities are recorded at the lower of present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease term or their estimated useful life. Amortization of assets under capital leases is included in depreciation expense for 1997 and 1996.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LEASES - (Continued)

    Capital Leases - (Continued)

    Following is a summary of equipment held under capital leases:

                                                       1997        1996
                                                       ----       -----
           Computer equipment                       $ 107,691  $ 57,717
           Less:  accumulated depreciation            (22,988)   (5,772)
                                                     --------   -------
                                                    $  84,703  $ 51,945
                                                     ========   =======
    Minimum future lease payments under capital leases as of December 31, 1996 for each of the next five years are as follows:

            1998                                $ 42,226
            1999                                  36,906
            2000                                   8,060
                                                  ------
            Total minimum lease payments          87,192

            Less amounts representing interest   (12,696)
                                                 -------
            Present value of net minimum lease
             payment                            $ 74,496
                                                 =======
    The interest rate on capitalized leases varies from 13.5% to 14% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

    These capital lease agreements provide for a 10% purchase option at the end of the lease based on lessors cost of the equipment or the lease term can be renewed.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                     December 31,
                                                   1997       1996
                                                  ------     ------
             Administrative expenses            $  95,919 $  81,908
             Payroll tax liabilities               66,408    38,702
                                                 --------  --------
                   Total                        $ 162,327 $ 120,610
                                                 ========  ========
NOTE 9 - INCOME TAXES

    Deferred taxes consist of the following at:

                                                   December 31,
                                                 1997        1996
                                                ------      ------
      Total deferred tax assets             $ 200,700      $ 235,100
      Less:  Valuation allowance                    -       (235,000)
      Deferred tax liability                   (6,500)             -
                                              -------        -------
      Net deferred tax assets               $ 194,200      $       -
                                             ========       ========

    Deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was decreased by $235,100 during 1997.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES - (Continued)

    No provision for income taxes have been made for 1996 as the Company incurred a loss during the period. During 1997, a benefit was recorded as computed below.

    Income tax provisions (benefits) on earnings consisted of the following

                                                 1997        1996
      Taxes currently payable                   ------     -------
        Federal                               $      -  $       -
        State                                    9,900          -
                                                ------     ------
        Total                                    9,900          -
                                                ------     ------
      Deferred Tax Expense (Benefit)
        Federal                                 66,000          -
        State                                   19,000          -
        Federal benefit of net operating
          loss carryovers                     (220,000)         -
        State benefit of net operating
          loss carryovers                      (59,200)         -
                                               -------    -------
        Total income tax expense
            (benefit)                        $(184,300) $       -
                                              ========    =======

    The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is:
                                                  Percentage of
                                                  Pretax Income

      Tax at US statutory rates                     $ 34.0%
      State income taxes, net of federal
        tax benefit                                    9.0%
      Current year utilization net operating
        loss carryforward                            (38.5%)
      Reduction of valuation allowance               (90.5%)
                                                    -------
      Income tax provision (benefit)                $(86.0%)
                                                    =======

    As of 1997 the Company has available operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                        Net Operating Losses
        Available Through              Federal         State
             2001                            -    $ 35,433
             2002                            -      68,926
             2003                            -     104,830
             2004                            -      65,636
             2005                            -      79,168
             2006                       51,173      73,300
             2007                       68,594           -
             2008                      104,797           -
             2009                       64,780           -
             2010                       78,761           -
             2011                       73,300           -
                                      --------    --------
            Total                    $ 441,405   $ 427,293
                                      ========    ========

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    On November 9, 1991 the company entered into an investment banking agreement with a former stockholder of the company. The agreement is for a period of five years from April 1, 1992 through March 31, 1997. The company had agreed to pay a 5% commission on any transaction which involves capital received by the company from another party, should the company approve such a transaction, which was introduced by the former shareholder. Capital shall include all cash or common stock, whose market value will be determined by market quotes or independent appraisal. No commissions were paid under this agreement.

    On September 16, 1997 the Company guaranteed the debts of the vice president and a key employee in the amounts of $26,250 and $10,000 respectively. The Company has assigned as collateral two certificates of deposit for each loan balance. These certificates are subject to withdrawal restrictions for the loan balance until paid in full.

    As of January 1, 1997, the Company entered into employment agreements with its president and vice president through December 31, 1999. The agreements provide for annual compensation of $62,400 plus $4,800 reimbursed auto expenses and medical insurance coverage. Additionally the board of directors approved bonuses of $22,000 each for 1997.

    Covenants

    As part of an agreement in 1990, when the magazine division was sold, the Company provided a covenant not to compete with the buyer for twenty
    (20) years whereby the Company will no longer produce magazine products in any geographic location in which the buyer or any of its subsidiaries serve.

    Additionally, the president of the Company provided a covenant not to compete individually for a period of five (5) years which has since expired.

    The buyer of the information division provided a covenant not to compete with the company which based upon the various terms of the agreement has expired December 31, 1996.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - INCENTIVE STOCK OPTION PLANS

    On May 9, 1988, the Company adopted an Incentive Stock Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998 at an option price to be determined at the date of grant. There were no options outstanding as of December 31, 1996 or 1997.

    On December 15, 1997 the Company adopted an incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to December 15, 2008 at an option price to be determined at the date of grant. As of December 31, 1997 there are 1,140,000 outstanding options. None have been exercised to date.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

    From time to time the Company advanced loans to the founder and president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance of $107,244 and $154,582 at December 31, 1997 and 1996 respectively.

    The President initially agreed to repay his initial loan over 3 years at $1,000 a month including interest at 9%, with a lump sum payment of $62,952 in March of 1992. In 1993 the officer repaid, net of accrued consulting fees, $10,000 of the preceding advances. In 1993 the officer secured additional borrowings of $29,150 with 414,316 shares of stock. In consideration of reducing the monthly consulting fee and certain automobile expense reimbursements discussed in Note 10, the company waived interest on these advances for 1997, 1996, and 1995 on the unsecured borrowings.

    In 1994, the officer repaid $1,147 of prior years accrued interest, $880 current years interest and $16,056 toward principle of the secured 1993 borrowings. In 1995 the officer secured additional borrowings of $35,725 with 2,000,000 shares of stock. In 1996 the president borrowed an additional $5,001 secured by his shares of stock. In 1997 the president repaid $21,669 toward principle of the secured borrowings.

    During 1996, the vice president was advanced $21,669 from the Metro Marketing Division. These advances were non interest bearing with no specific repayment terms. This loan was repaid in 1997.

    Included in interest income for 1997 and 1996 for interest income from the officer was $0 and $0, respectively.

    The company has periodically provided working capital loans to Ford Publishing, Inc. the purchaser of the information division. The interest rate was 10% and the term was generally ninety days. During 1993 these transactions were combined in a form of a credit line with interest at 12% which had a balance outstanding at December 31, 1997 and 1996 of $0 and $19,793, respectively. This note is collateralized by the accounts receivable and inventory of Ford Publishing, Inc.

    The company periodically assists in the collection of Ford Publishing's credit card sales. During 1997 and 1996 the company collected $53,778 and $54,769 respectively, net of related bank charges for Ford Publishing. These funds were used to pay back several working capital loans given to Ford Publishing during the year.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - TRANSACTIONS WITH RELATED PARTIES - (Continued)

    Included in interest income was $0 and $2,808 from Ford Publishing, Inc. for the periods ended December 31, 1997 and 1996, respectively.

    The company sublet office space from Ford Publishing, Inc. for $380 per month plus expenses on a month to month basis. The lease is classified as an operating lease, this lease expired September 1996. Included in rent expense was $3,420 for 1996.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments, non-interest bearing cash deposits, accounts receivable, notes receivables and investment in a partnership. Metro Marketing Inc. provides telemarketing services primarily to the chiropractic services industry and public utility companies. The Company grants credit to customers substantially all of whom are local chiropractors and associations in varied locations across the country. The Company has a major customer which accounted for more than 10% of sales in 1997 and 1996. Sales to this customer were $533,529 and $76,691 for the years ended 1997 and 1996. Accounts receivable from this customer totaled $27,506 and $14,152 at December 31, 1997 and 1996 respectively.

    From time to time, the company places its temporary cash investments and non-interest bearing deposits with financial institutions with balances in excess of the FDIC insured limits. Management has attempted to reduce its credit risk by placing its certificates of deposit approximating $100,000 each in various financial institutions in New Jersey. Consequently, in managements opinion, no significant concentrations of credit risk exists for the corporation. On December 31, 1997 and 1996, $240,928 and $26,834 of cash and interest bearing deposits exceeded FDIC insured limits respectively.

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

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - COMMON STOCK

    In connection with the acquisition of Metro Marketing discussed in Note 2, 3,904,088 shares of common stock were issued to the shareholder of Metro in 1997. The accompanying balance sheet reflects this transaction as if it had occurred on December 31, 1996.

    Reserved Shares

    On December 22, 1997 the Company granted key employees options to purchase 600,000 and 540,000 shares of common stock of the Company pursuant to the incentive stock option plan dated December 15, 1997. The option prices are $.05 and $.15 respectively and expire on December 22, 2007. To date none of these options have been exercised.

    On January 1, 1998 the Company adopted the 1997 Employee Stock Purchase Plan of Corfacts, Inc. The plan allows employees of the Company and subsidiary with an opportunity to purchase common stock of the Company. The option price per share of the shares offered in a given offering period shall be the lower of 85% of the fair market value of a share of the common stock of the Company on the offering date or 85% of the fair market value of a share of the Company stock on the exercise date. Determined by the board of directors in its discretion based on the closing price (the mean of the bid and ask price per share as reported by NASDAQ) of the common stock for such date. These purchases are made on two semi annual investment dates through payroll deductions. To date no options have been granted under this plan.

    The activity in ESPP during 1997 follows:

      Available beginning         $   -
      Authorized during year        432
      Purchased through plan          -
                                  -----
      Available ending            $ 432
                                  =====

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments as of December 31 are as follows:

    Non trading instruments

                                       Carrying  Amount        Fair Value
                                       ----------------      ---------------
                                        1997      1996       1997       1996
                                        ----      ----       ----       ----
      Assets:
        Cash and equivalents          $786,907 $406,926   $786,907  $406,926
        Restricted cash                 36,350        -     36,250        -
        Officer loans                  107,244  154,582     97,360   140,334
        Interest receivable              1,106    3,207      1,106     3,207
        Notes receivable                     -   19,793          -    19,793
        Other interest receivable
          tax liens                      9,788   11,488      9,788    11,488
        Other receivable                10,192   22,762     10,192    22,762

      Liabilities
        Note payable shareholder       151,385  151,385    118,500   118,500



                                                                       F-17

                           SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 1998                    Corfacts, Inc.
                                  By:

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

April 15, 1998                    /s/ Lawrence Finkelstein
                                  Lawrence Finkelstein
                                  President, Chairman

                                  /s/ Ariel Freud
                                  Ariel Freud
                                  Vice President, Director

                                  /s/ Trudy Katz
                                  Trudy Katz
                                  Accounting and Finance