Form 10QSB
period 1998-03-31
CORFACTS INC
filed 1998-05-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD
       ENDED  MARCH 31, 1998

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


The number of shares outstanding of the registrant s common stock, no par value, at March 31, 1998 is 11,909,402.

                                             File Number
                                                     0-17394

                     Corfacts, Inc. & Subsidiary
                             Form 10-QSB
                            March 31, 1998

                                INDEX

PART I - FINANCIAL INFORMATION                     PAGE

    Item 1.  Financial Statements
    Consolidated Balance Sheetat March 31, 1998      3.

    Consolidated Statements of Operations for the
       three months ended March 31, 1998 and 1997    5.

    Consolidated Statements of Cash Flows for the
       three months ended March 31, 1998 and 1997    6.

    Notes to Consolidated Financial Statements       7.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                    9.

PART II - OTHER INFORMATION                         12.

Item 1.
 Legal Proceedings                                  12.

Item 2.  Changes in Securities                      12.

Item 3.  Defaults Upon Senior Securities            12.

Item 4.  Submission of Matters to a Vote of
         Securityholders                            12.

Item 5.  Other Information                          12.

Item 6.  Exhibits and Reports on Form 8-K           12.

Signatures                                          13.

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CORFACTS, INC. & SUBSIDIARY
                              BALANCE SHEET
                              March 31,1998


ASSETS


Current Assets
 Cash and cash equivalents                        $  981,585
 Interest bearing deposits, restricted                36,250
 Interest receivable                                   1,250
 Accounts receivable, net of allowance for bad
  debts of $26,380                                   108,216
 Prepaid expenses                                      8,228
 Other receivable-municipal tax liens, net            20,630
 Deferred taxes                                       95,100
                                                   ---------
 Total Current Assets                              1,251,259
                                                   ---------

Property and equipment, at cost, less
  accumulated depreciation of $45,069                118,435


Other assets
 Loan receivable, officer                            107,244
 Investment in partnership                             2,166
 Customer lists, net of accumulated
  amortization of $33,046                            105,749
 Goodwill, net of accumulated amortization
   of $13,797                                        124,998
 Security deposits                                    18,166
                                                  ----------
      Total Other Assets                             358,323
                                                  ----------
 TOTAL ASSETS                                     $1,728,017
                                                  ==========
cont'd. - Balance Sheet



LIABILITIES AND STOCKHOLDERS'
EQUITY

Current Liabilities
 Accounts payable and accrued expenses            $  194,456
 Deferred revenue                                      6,290
 Income taxes payable                                 10,900
 Deferred taxes                                       13,000
 Current portion of note payable - shareholder         8,281
 Current portion of capitalized lease obligations     35,503
                                                  ----------
 Total Current Liabilities                           268,430

Capitalized lease obligations, net of current
 portion                                              33,085
Note payable - shareholder, net of current portion   143,104
                                                  ----------
                                                     176,189
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,909,402 shares issued and
   outstanding in 1998                             1,281,573
Retained earnings                                      1,825
                                                  ----------
TOTAL STOCKHOLDERS' EQUITY                         1,283,398
                                                  ----------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $1,728,017
                                                  ==========







See notes to the consolidated financial statements.

                      CORFACTS, INC. & SUBSIDIARY
                        STATEMENTS OF OPERATIONS



                                        Three months ended
                                             March 31,
                                        1998          1997
                                    ------------------------
Revenue
Revenue telemarketing                $ 862,176     $ 434,346
Income from tax liens, net                 650         1,125
Interest income                          9,617         4,206
                                    ----------    ----------
     Total revenues                    872,443       439,677

Direct operating expenses              361,516       259,696
                                    ----------    ----------
     Gross Profit                      510,927       179,981

Costs & expenses
General & administrative               233,702        96,442
Depreciation and amortization           14,877        10,978
Interest expense                         5,360         4,347
                                    ----------    ----------
     Total costs & expenses            253,939       111,767
                                    ----------    ----------
     Income before income taxes        256,988        68,214

     Provision for income taxes        113,100         4,915
                                    ----------    ----------
     Net income                       $143,888      $ 63,299
                                    ==========    ==========

Basic earnings per common share       $   .012      $   .005

                                    ==========    ==========
Average common shares outstanding   11,909,402    11,909,402
                                    ==========    ==========

Diluted earnings per common share     $   .011      $   .005
                                    ==========    ==========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                  12,617,402    11,909,402
                                    ==========    ==========


See notes to the consolidated financial statements.

                      CORFACTS, INC. & SUBSIDIARY
                        STATEMENTS OF CASH FLOWS


                                           Three months ended
                                                March 31,
                                             1998      1997
                                           ------------------


Cash flows from operating activities:
  Net income                             $143,888    $ 63,299
  Adjustments to reconcile net
income
   to net
 cash used in operations:
  Depreciation and amortization            14,877      10,978
  Bad debts provision                       6,000       2,134
  Deferred income taxes                   112,100           -

  (Increase) in accounts receivable       (60,056)    (81,701)
  (Increase) decrease in prepaid expenses   8,257        (320)
  Increase in other assets                      -      (1,011)

Decrease
 in accounts payable
   and other liabilities                  (18,353)     (9,755)
Net cash (used in) provided by operating --------    --------
     activities                           206,713     (16,376)
Cash flows from investing activities:    --------    --------
     Purchase of equipment                 (6,127)    (19,509)
  Net cash used in investing             --------    --------
     activities                            (6,127)    (19,509)
                                         --------    --------
Cash flows from financing activities:
   Repayment of capitalized lease
    obligations                            (5,908)     (3,821)
  (Advances to) repayment from buyer            -       5,399
  Net cash provided by (used in)         --------    --------
   financing activities                    (5,908)      1,578
                                         --------    --------
Net increase (decrease) in cash and
   cash equivalents                       194,678     (34,307)

Cash and cash equivalents at
  beginning of period                     786,907     406,296
Cash and cash equivalents at             --------    --------
  end of period                         $ 981,585    $371,989
                                        =========    ========

See notes to the consolidated financial statements.

                      CORFACTS, INC. & SUBSIDIARY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1998


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

  In the opinion of management, the information furnished for the three month period ended March 31, 1998 and 1997 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1998. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-17394).

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

NOTE 3 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with the President which total $107,244. No interest has been charged on these amounts during the period as the officer generally waives his right to auto expense reimbursement. The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the Vice President and shareholder of the Company and bears an interest rate of 7%.

NOTE 4 - DURING THE YEAR, THE COMPANY ADOPTED FASB STATEMENT NO. 130 - REPORTING COMPREHENSIVE INCOME
  Statement No. 130 requires the reporting of comprehensive income and its components in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, FASB Statement No. 130 does not have a material effect on the Company's financial position or the results of operations.

                      CORFACTS, INC. & SUBSIDIARY
                      PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 1997

The Company is reporting pre-tax income of $256,988 and net income of $143,888 on total revenues of $872,443 for the quarter ended March 31, 1998 as compared to pre-tax income of $68,214 and net income of $63,299 on total revenues of $439,677 for the comparable quarter ended March 31, 1997.

Pre-tax earnings per share were $.022 for the quarter ended March 31, 1998 as compared to pre-tax earnings of $.006 in 1997. Basic earnings per share for the quarter ended March 31, 1998 were $.012 as compared to basic earnings per share of $.005 for the same quarter in 1997.

Management has remained focused on completing a strategic alliance or other suitable business ventures to further increase the operating revenue of the Company. Presently the Company is evaluating lease or purchase alternatives for its operational office in Freehold, New Jersey, as its present lease is expiring during the third quarter of 1998.

All of the current growth comes from the telemarketing operations of Metro Marketing, the subsidiary acquired July 1996. Management expects the strong revenue growth in its subsidiary to continue. Management is actively seeking other suitable mergers and or acquisitions to enhance and utilize the services of its subsidiary, Metro Marketing.

The Company now believes with its present corporate management and new marketing subsidiary it has uniquely positioned itself to provide added value to traditional small businesses which may need capital, management experience and marketing assistance.

The Company recorded $9,617 in interest income for the three months ended March 31, 1998 as compared to interest income of $4,206 for the same period last year.

ABOUT THE SUBSIDIARY, METRO MARKETING INC.

Metro Marketing recorded revenues of $867,124 for the quarter ended March 31, 1998 as compared to revenues of $434,346 for the quarter ended March 31, 1997.

Revenues for Metro Marketing increased by $432,778, or approximately 100%. Management believes that its efforts will continue to improve the profitability of its newly acquired subsidiary. The Company is now aggressively marketing its services to other areas of the medical industry and a wider variety of other financial and service industries. The Company has also begun a concerted effort to install quality assurance procedures to enhance the level of services from being a telemarketing company to a total teleservices company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $982,829 at March 31, 1998, as compared to $845,668 at December 31, 1997. The primary reason for this increase in working capital is the profitability of the Company. In addition to the income from operations, the Company was able to utilize the deferred tax as set recorded in 1997 toward first quarter earnings. The net deferred tax asset of $194,200 was reduced to $82,100 at the end of thefirst quarter of 1998 due to first quarter pre-tax earnings of $256,988. Therefore, a major component of the current tax expense of $112,100 will not require cash outlays by the Company.

Management is also considering various additional equity funding alternatives to increase its already positive working capital to further support its planned acquisitions and improve the value of the Company for its shareholders. To this end, the Board of Directors has authorized management, if and when it deems appropriate, to purchase back for the Company's treasury, shares of the Company's common stock when it feels the current market price is under valued. The Board of Directors has also authorized management, as market conditions permit, to undertake selective warrant programs to provide incentives to market makers. The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company which can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.


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

Item 1.  Legal proceedings:
         None

Item 2.  Changes in securities:
         None

Item 3.  Defaults upon senior securities:
         None

Item 4.  Submission of matters to a vote of security holders:
         None

Item 5.  Other information:
         None

Item 6.  Exhibits and Reports on Form 8-K:
         None

                          SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 1998                   /s/ Larry Finkelstein
                               ---------------------------
                               Larry Finkelstein,
                               President, Chairman and CFO


                               /s/ Ariel Freud
                               ---------------------------
                               Ariel Freud,
                               Vice President, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 14, 1998                  /s/ Larry Finkelstein
                              ----------------------------
                              Larry Finkelstein,
                              President, Chairman and CFO


                              /s/ Ariel Freud
                              ----------------------------
                              Ariel Freud,
                              Vice President, Director