Form 10QSB
period 1998-06-30
CORFACTS INC
filed 1998-08-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD
ENDED  June 30, 1998

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                 COMMISSION FILE NUMBER  0-17394

                   CORFACTS INC. AND SUBSIDIARY
     -------------------------------------------------------
      (Exact name of small business issuer as specified in its
                              charter)
           New Jersey                        22-2478379
-------------------------------       ----------------------
(State or other jurisdiction of       (I.R.S. Employer ID No.)
 incorporation or organization)

               41 East Main Street, Freehold, NJ  07728
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


The number of shares outstanding of the registrant s common stock, no par value, at June 30, 1998 is 11,909,402.

                                              File Number
                                                0-17394

                     Corfacts, Inc. & Subsidiary
                             Form 10-QSB
                            June 30, 1998

                                INDEX

PART I - FINANCIAL INFORMATION                     PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at June 30, 1998     3.

     Consolidated Statements of Operations for the
       six months ended June 30, 1998 and 1997       5.

     Consolidated Statements of Operations for the
       three months ended June 30, 1998 and 1997     6.

     Consolidated Statements of Cash Flows for the
       six months ended June 30, 1998 and 1997       7.

     Notes to Consolidated Financial Statements      8.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                   11.

PART II - OTHER INFORMATION                         15.

Item 1.  Legal Proceedings                          15.

Item 2.  Changes in Securities                      15.

Item 3.  Defaults Upon Senior Securities            15.

Item 4.  Submission of Matters to a Vote of
           Securityholders                          15.

Item 5.  Other Information                          15.

Item 6.  Exhibits and Reports on Form 8-K           15.

Signatures                                          16.


                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                        CORFACTS, INC. & SUBSIDIARY
                              BALANCE SHEET

                             June 30, 1998

ASSETS

Current Assets
 Cash and cash equivalents                        $1,062,397
 Interest bearing deposits, restricted                36,250
 Interest receivable                                   3,500
 Accounts receivable, net of allowance for
 bad debts of $11,200                                109,932
 Prepaid expenses                                     22,404
 Other receivable-municipal tax liens, net            20,680
 Deferred taxes                                       42,200
                                                   ---------
 Total Current Assets                              1,297,363
                                                   ---------

Property and equipment, at
cost, less  accumulated depreciation of $53,524      119,349

Other assets
 Loan receivable, officer                            107,244
 Investment in partnership                             2,166
 Customer lists, net of accumulated
  amortization of $38,003                            100,792
 Goodwill, net of accumulated amortization
   of $15,532                                        123,263
 Security deposits                                     8,163
                                                   ---------
      Total Other Assets                             341,628
                                                   ---------
 TOTAL ASSETS                                     $1,758,340
                                                  ==========

                        CORFACTS, INC. & SUBSIDIARY
                         BALANCE SHEET (continued)
                              June 30, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses            $  172,737
 Deferred revenue                                      3,831
 Income taxes payable                                  1,875
 Deferred taxes                                       13,000
 Current portion of note payable - shareholder        16,707
 Current portion of capitalized lease obligations     40,716
                                                   ---------
      Total Current Liabilities                      248,866

Capitalized lease obligations, net of current
   portion                                            17,304
Note payable - shareholder, net of current portion   134,678
                                                    --------
                                                     151,982
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,909,402 shares issued and
   outstanding in 1998                             1,281,573
Retained earnings                                     75,919
                                                   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,357,492
                                                   ---------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $1,758,340
                                                  ==========

                      CORFACTS, INC. & SUBSIDIARY
                         STATEMENTS OF OPERATIONS





                                        Six months ended
                                            June 30,
                                       1998          1997
                                     -----------------------
Revenue
Revenue telemarketing                $1,661,024   $1,007,674
Income from tax liens, net                1,150        2,975
Interest income                          20,955        8,122
                                      ---------    ---------
     Total revenues                   1,683,129    1,018,771

Direct operating expenses               776,658      608,502
                                      ---------    ---------
     Gross Profit                       906,471      410,269

Costs & expenses
General & administrative                481,244      216,336
Depreciation and amortization            30,024       22,349
Interest expense                         10,417        9,482
                                       --------    ---------
     Total costs & expenses             521,685      248,167
                                       --------    ---------
     Income before income taxes         384,786      162,102

     Provision for income taxes         166,800       12,868
                                       --------     --------
     Net income                        $217,986     $149,234
                                       ========     ========
Basic earnings per common share        $   .018     $   .013
                                       ========     ========
Average common shares outstanding    11,909,402   11,909,402
                                     ==========   ==========
Diluted earnings per common share      $   .017     $   .013
                                       ========     ========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   12,617,402   11,909,402
                                     ==========   ==========

                      CORFACTS, INC. & SUBSIDIARY
                         STATEMENTS OF OPERATIONS




                                        Three months ended
                                            June 30,
                                        1998          1997
                                       ---------------------
Revenue
Revenue telemarketing                $  798,848   $  573,328
Income from tax liens, net                  500        1,850
Interest income                          11,338        3,916
                                        -------      -------
     Total revenues                     810,686      579,094

Direct operating expenses               415,142      348,806
                                        -------      -------
     Gross Profit                       395,544      230,288

Costs & expenses
General & administrative                247,542      119,894
Depreciation and amortization            15,147       11,371
Interest expense                          5,057        5,135
                                        -------      -------
     Total costs & expenses             267,746      136,400

     Income before income taxes         127,798       93,888

     Provision for income taxes          53,700        7,953
                                       --------     --------
     Net income                        $ 74,098     $ 85,935
                                       ========     ========
Basic earnings per common share       $    .006     $   .007
                                       ========     ========
Average common shares outstanding    11,909,402   11,909,402
                                     ==========   ==========
Diluted earnings per common share      $   .006     $   .007
                                       ========     ========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   12,617,402   11,909,402
                                     ==========   ==========

                        CORFACTS, INC. & SUBSIDIARY
                          STATEMENTS OF CASH FLOWS


                                           Six  months ended
                                                 June 30,
                                              1998      1997
                                           ------------------


Cash flows from operating activities:
  Net income                             $217,986    $149,234
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            30,024      22,349
  Bad debts provision                      13,015       7,134
  Deferred income taxes                   165,000           -

  Increase in accounts receivable         (70,392)    (14,751)
  Increase in prepaid expenses             (5,918)    (19,012)
  (Increase) decrease in other assets      10,003      (4,657)
  Increase (decrease) in accounts payable
   and other liabilities                  (51,556)     30,416
Net cash provided by operating            -------     -------
     activities                           308,162     170,713
                                          -------     -------
Cash flows from investing activities:
     Redemption of (income from) tax
         lien certificates                   (700)      4,880
     Increase in investment                     -         (50)
     Purchase of equipment                (15,496)          -
  Net cash (used in) provided by          -------     -------
     investing activities                 (16,196)      4,830
                                          -------     -------
Cash flows from financing activities:
   Repayment of capitalized lease
    obligations                           (16,476)    (19,239)
  Repayment from buyer                          -       5,448
                                          -------     -------
  Net cash used in financing activities   (16,476)    (13,791)
                                          -------     -------
Net increase (decrease) in cash and
   cash equivalents                       275,490     161,752

Cash and cash equivalents at
  beginning of period                     786,907     406,296
Cash and cash equivalents at            ---------    --------
  end of period                        $1,062,397    $568,048
                                       ==========    ========

                      CORFACTS, INC. & SUBSIDIARY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 30, 1998


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

  In the opinion of management, the information furnished for the six month period ended June 30, 1998 and 1997 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1998. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File
Number 0-17394).

NOTE 2 - NATURE OF BUSINESS
  Corfacts, Inc. was organized in 1983, originally as the Business Journal of New Jersey, Inc. Since selling the magazine business in 1990, and discontinuance and sale of the information division in August 1991, the Company has directed its efforts to seek potential acquisitions and investments deemed appropriate for the Company to generate a return on equity.

  On December 31, 1996 the Company entered into a merger and acquisition plan to acquire all of the shares and assets of Metro Marketing, Inc. a telemarketing firm, effective July 1, 1996. The Company issued 3,904,088 shares of common stock and a promissory note in the sum of $151,385. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with the President which total $107,244. No interest has been charged on these amounts during the period as the officer has generally waived his right to auto expense reimbursement. The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the Vice President and shareholder of the Company and bears an interest rate of 7% and totaled $151,385 at June 30, 1998. Interest expense on this note was $5,298 and $5,298 for the six months ended June 30, 1998 and 1997, respectively.

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

NOTE 5 - INCOME TAXES
  The Company and its wholly owned subsidiary file a consolidated Federal income tax return. Corfacts uses the asset and liability method in providing income taxes on all transactions that have been recognized in the consolidated financial statements. The asset and liability method required that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Deferred taxes consist of the following at:

                               June 30, 1998
                               -------------
Total deferred tax assets        $   42,200
Less: Valuation allowance                 -
Deferred tax liability              (13,000)
                                 ----------
Net deferred tax assets          $   29,200
                                 ==========

Deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was decreased by $235,100 during the fourth quarter of 1997.

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at June 30, 1998 is as follows:

                               Percentage of
                               Pretax Income
                               -------------
Tax at US statutory rates             34.0%
State income taxes, net of
 federal tax benefit                   9.0%
Other adjustments                     (1.0%)
                                      -----
Income tax provision                  42.0%

                                      =====
                       CORFACTS, INC. & SUBSIDIARY
                    PART I - FINANCIAL INFORMATION

ITEM 2. MANANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OEPRATIONS

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1997

The Company recorded pre-tax income of $384,786 and net income of $217,986 on total revenues of $1,683,129 for the six months ended June 30, 1998 as compared to pre-tax income of $162,102 and net income of $149,234 on total revenues of $1,018,771 for the comparable six months ended June 30, 1997.

Pre-tax earnings per share were $.032 for the six months ended June 30, 1998 as compared to pre-tax earnings of $.014 in 1997. Basic earnings per share for the six months ended June 30, 1998 were $.018 as compared to basic earnings per share of $.013 for the same period in 1997.

Management has remained focused on completing a strategic alliance or other suitable business ventures to further increase the operating revenue of the Company. Due to the expiration of the current lease for office space, the Company has recently signed a two year lease for approximately 6,500 square feet of office space and will be moving operations during the fourth quarter of 1998. Monthly rent will increase be $7,583, as compared to the current rent of $1,830. The additional 4,000 square feet will be used for an expanded telemarketing facility and additional sales and administrative personnel. The Company will remain in Freehold, New Jersey.

All of the current growth comes from the telemarketing operations of Metro Marketing, the subsidiary acquired July 1996. Management expects the revenue growth in its subsidiary to continue. Management is actively seeking other suitable mergers and or acquisitions to enhance and utilize the services of its subsidiary, Metro Marketing. The Company believes its present management and marketing subsidiary will provide added value to any traditional small businesses which may need capital, management experience and marketing assistance.

The Company recorded $20,955 in interest income for the six months ended June 30, 1998 as compared to interest income of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

$8,122 for the same period last year.

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1997

The Company recorded pre-tax income of $127,798 and net income of $ 74,098 on total revenues of $810,686 for the three months ended June 30, 1998 as compared to pre-tax income of $93,888 and net income of $85,935 on total revenues of $579,094 for the comparable three months ended June 30, 1997.

Pre-tax earnings per share were $.011 for the three months ended June 30, 1998 as compared to pre-tax earnings of $.007 in 1997. Basic earnings per share for the three months ended June 30, 1998 were $.006 as compared to basic earnings per share of $.007 for the same period in 1997.

The Company recorded $11,338 in interest income for the three months ended June 30, 1998 as compared to interest income of $3,916 for the same period last year.

ABOUT THE SUBSIDIARY, METRO MARKETING INC.

Metro Marketing recorded revenues of $793,900 for the three months ended June 30, 1998 as compared to revenues of $573,411 for the three months ended June 30, 1997. Revenues for Metro Marketing alone increased by $220,489 or approximately 38%.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,048,497 at June 30, 1998, as compared to $845,668 at December 31, 1997. The primary reason for this increase in working capital is the profitability of the Company. In addition to the income from operations, the Company was able to utilize the deferred tax asset recorded in 1997 toward 1998 earnings.
The net deferred tax asset of $194,200 was reduced to $29,200 at the end of the second quarter of 1998 due to the six month pre-tax earnings of $384,786. Therefore, a major component of the current tax expense of $166,800 will not require cash outlays by the Company.


Management is still considering various additional equity funding alternatives to increase its already positive working capital to further support its planned acquisitions and improve the value of the Company for its shareholders. As previously reported, the Board of Directors has authorized management, if and when it deems appropriate, to purchase back for the Company's treasury, shares of the Company's common stock when it feels the current market price is under valued. The Board of Directors has also authorized management, to undertake selective warrant programs to provide incentives to market makers when conditions are considered appropriate. The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company which can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.


YEAR 2000 ISSUES
Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer systems are not year 2000 compliant.

The Company is in the process of evaluating the computer systems they now have in use and does not anticipate a major undertaking to be compliant.

All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not material. The Company is advised by a substantial majority of its vendors of computer products upgraded to be year 2000 compliant, or will not be affected by the year 2000 problem. The Company's business could be materially adversely affected if the Company's computer-based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.


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

Item 1.  Legal proceedings:
         None

Item 2.  Changes in securities:
         None

Item 3.  Defaults upon senior securities:
         None

Item 4. Submission of matters to a vote of security holders:
         None

Item 5.  Other information:
         None

Item 6.  Exhibits and Reports on Form 8-K:
         None


                             SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 1998                /s/ Larry Finkelstein
                               ---------------------------
                               Larry Finkelstein,
                               President, Chairman and CFO



August 14, 1998               /s/ Ariel Freud
                              ----------------
                              Ariel Freud,
                              Vice President, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 14, 1998               /s/ Larry Finkelstein
                              -------------------------
                              Larry Finkelstein,
                              President, Chairman and CFO





August 14, 1998               /s/ Ariel Freud
                              ----------------------------
                              Ariel Freud,
                              Vice President, Director