Form 10QSB
period 1998-09-30
CORFACTS INC
filed 1998-11-16
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD
ENDED  September 30, 1998

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


The number of shares outstanding of the registrant s common stock, no par value, at September 30, 1998 is 11,940,521.

                                             File Number
                                                     0-17394

                     Corfacts, Inc. & Subsidiary
                             Form 10-QSB
                          September 30, 1998

                                INDEX

PART I - FINANCIAL INFORMATION                            Page

    Item 1.  Financial Statements

     Consolidated Balance Sheet at  September 30, 1998      3.


     Consolidated Statements of Operations for the
       nine months ended September 30, 1998 and 1997        5.

     Consolidated Statements of Operations for the
       three months ended September 30, 1998 and 1997       6.

     Consolidated Statements of Cash Flows for the
       nine months ended September 30, 1998 and 1997        7.

     Notes to Consolidated Financial Statements             8.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of Operations    11.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 15.

Item 2.  Changes in Securities                             15.

Item 3.  Defaults Upon Senior Securities                   15.

Item 4.  Submission of Matters to a Vote of
          Securityholders                                  15.

Item 5.  Other Information                                 15.

Item 6.  Exhibits and Reports on Form 8-K                  15.

Signatures                                                 16.


                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                        CORFACTS, INC. & SUBSIDIARY
                              BALANCE SHEET

                           September 30, 1998



ASSETS


Current Assets
 Cash and cash equivalents                        $1,076,505
 Interest bearing deposits, restricted                37,684
 Interest receivable                                   4,650
 Accounts receivable, net of allowance for
   bad debts of $19,200                              137,380
 Prepaid expenses                                     74,018
 Other receivable-municipal tax liens, net            10,800
 Deferred taxes                                       17,600
                                                   ---------
 Total Current Assets                              1,358,637
                                                   ---------

Property and equipment, at cost,
less accumulated depreciation of $61,894             115,379

Other assets
 Loan receivable, officer                            107,244
 Investment in partnership                             2,166
 Customer lists, net of accumulated
  amortization of $42,960                             95,835
 Goodwill, net of accumulated amortization
   of $17,267                                        121,528
 Security deposits                                    27,123
                                                   ---------
      Total Other Assets                             353,896
                                                   ---------
 TOTAL ASSETS                                     $1,827,912
                                                  ==========

                   CORFACTS, INC. & SUBSIDIARY
                    BALANCE SHEET (continued)
                       September 30, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Accounts payable and accrued expenses            $  159,900
 Deferred revenue                                      9,466
 Income taxes payable                                  1,959
 Deferred taxes                                       13,000
 Current portion of note payable - shareholder        25,279
 Current portion of capitalized lease obligations     36,696
                                                    --------
      Total Current Liabilities                      246,300

Capitalized lease obligations, net of current
 portion                                              12,618
Note payable - shareholder, net of current portion   126,106
                                                    --------
                                                     138,724
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,940,521 shares issued and
   outstanding in 1998                             1,284,052
Retained earnings                                    158,836
                                                   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,442,888
                                                   ---------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $1,827,912
                                                  ==========

                      CORFACTS, INC. & SUBSIDIARY
                        STATEMENTS OF OPERATIONS





                                        Nine months ended
                                          September 30,
                                       1998          1997
                                     -----------------------
Revenues
Revenue telemarketing                $2,526,659   $1,508,142
Income from tax liens, net                1,150        2,831
Interest income                          33,851       13,385
                                      ---------    ---------
     Total revenues                   2,561,660    1,524,358

Direct operating expenses             1,238,985      932,901
                                      ---------    ---------
     Gross Profit                     1,322,675      591,457

Other costs & expenses
General & administrative                769,130      333,612
Depreciation and amortization            45,086       34,928
Interest expense                         15,158       15,485
                                      ---------     --------
     Total costs & expenses             829,374      384,025

     Income before income taxes         493,301      207,432

     Provision for income taxes         192,400       16,093
                                       --------     --------
     Net income                        $300,901     $191,339
                                       ========     ========
Basic earnings per common share        $   .025     $   .016
                                       ========     ========
Average common shares outstanding    11,940,521   11,909,402
                                     ==========   ==========
Diluted earnings per common share      $   .024     $   .016
                                       ========     ========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   12,648,521   11,909,402
                                     ==========   ==========

                    CORFACTS, INC. & SUBSIDIARY
                       STATEMENTS OF OPERATIONS




                                         Three months ended
                                           September 30,
                                         1998         1997
                                       ---------------------
Revenues
Revenue telemarketing                $  865,635   $  500,468
Income from tax liens, net                    -         (144)
Interest income                          12,896        5,263
     Total revenues                     878,531      505,587

Direct operating expenses               462,327      324,399

     Gross Profit                       416,204      181,188

Other costs & expenses
General & administrative                287,886      117,276
Depreciation and amortization            15,062       12,579
Interest expense                          4,741        6,003
                                        -------      -------
     Total costs & expenses             307,689      135,858
                                        -------      -------
     Income before income taxes         108,515       45,330

     Provision for income taxes          25,600        3,225
                                       --------     --------
     Net income                        $ 82,915     $ 42,105
                                       ========     ========
Basic earnings per common share        $   .007     $   .004
                                       ========     ========
Average common shares outstanding    11,940,521   11,909,402
                                     ==========   ==========
Diluted earnings per common share      $   .007     $   .004
                                       ========     ========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   12,648,521   11,909,402
                                     ==========   ==========

                        CORFACTS, INC. & SUBSIDIARY
                          STATEMENTS OF CASH FLOWS


                                           Nine  months ended
                                               September 30,
                                              1998      1997
                                           -------------------


Cash flows from operating activities:
  Net income                             $300,901    $191,339
  Adjustments to reconcile net
income
   to net
 cash used in operations:
  Depreciation and amortization            45,086      34,928
  Bad debts provision                      21,015       8,134
  Deferred income taxes                   167,300           -

  Changes in assets and liabilities:
  Increase in accounts receivable         (86,122)    (13,025)
  Increase in prepaid expenses            (57,532)    (11,172)
  Increase in other assets                 (8,957)    (12,657)

Increase
 (decrease) in accounts payable
   and other liabilities                  (58,674)     77,416
Net cash provided by operating            -------     -------
     activities                           323,017     274,963
                                          -------     -------
Cash flows from investing activities:
     Redemption of (income from) tax
         lien certificates                  9,180      10,598
     Increase in investment                     -         (50)
     Purchase of equipment                (19,896)          -
  Net cash (used in) provided by          -------      ------
     investing activities                 (10,716)     10,548
                                          -------      ------
Cash flows from financing activities:
   Repayment of capitalized lease
    obligations                           (25,182)    (28,861)
  Proceeds from issuance of common stock    2,479           -
  Repayment from buyer                          -      18,357
                                          -------     -------
  Net cash used in financing activities   (22,703)    (10,504)
                                          -------     -------
Net increase (decrease) in cash and
   cash equivalents                       289,598     275,007

Cash and cash equivalents at
  beginning of period                     786,907     406,296
Cash and cash equivalents at           ----------    --------
  end of period                        $1,076,505    $681,303
                                       ==========    ========

                      CORFACTS, INC. & SUBSIDIARY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 1998

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

  In the opinion of management, the information furnished for the nine month period ended September 30, 1998 and 1997 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1998. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-17394).

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

NOTE 3 - DUE FROM RELATED PARTIES
  Receivables have been generated by transactions with the President which total $107,244. No interest has been charged on these amounts during the period as the officer has generally waived his right to auto expense reimbursement. The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the Vice President and shareholder of the Company and bears an interest rate of 7% and totaled $151,385 at September 30, 1998. Interest expense on this note was $7,948 and $7,948 for the nine months ended September 30, 1998 and 1997, respectively.

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

Deferred taxes consist of the following at:

                            September 30, 1998
                            ------------------
Total deferred tax assets        $   17,600
Less: Valuation allowance                 -
Deferred tax liability              (13,000)
                                    -------
Net deferred tax assets          $    4,600
                                    =======
Deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was decreased by $235,100 during the fourth quarter of 1997 and through September 30, 1998, utilization of the net operating loss carryforwards has reduced this asset to $17,600.

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at September 30, 1998 is as follows:

                               Percentage of
                               Pretax Income

Tax at US statutory rates             34.0%
State income taxes, net of
 federal tax benefit                   6.0%
Other adjustments                     (1.0%)
                                      -----
Income tax provision                  39.0%

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1997

The Company recorded pre-tax income of $493,301 and net income of $300,901 on total revenues of $2,561,660 for the nine months ended September 30, 1998 as compared to pre-tax income of $207,432 and net income of $191,339 on total revenues of $1,524,358 for the comparable nine months ended September 30, 1997.

Pre-tax earnings per share were $.041 for the nine months ended
September 30, 1998 as compared to pre-tax earnings of $.017 in 1997. Basic earnings per share for the nine months ended
September 30, 1998 were $.025 as compared to basic earnings per share of $.016 for the same period in 1997.

Due to the expiration of the current lease for office space, the Company has recently signed a two year lease for approximately 6,500 square feet of office space and will be moving operations during the fourth quarter of 1998. Monthly rent will increase to be $7,583, as compared to the current rent of $1,830. The additional 4,000 square feet will be used for an expanded telemarketing facility and additional sales and administrative personnel. The Company will remain in Freehold, New Jersey.

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

The Company recorded $33,851 in interest income for the nine months ended September 30, 1998 as compared to interest income of $13,385 for the same period last year.

Management has remained focused on completing a strategic alliance or other suitable business ventures to further increase the operating revenue of the Company.

ABOUT THE SUBSIDIARY, METRO MARKETING INC.

Metro Marketing recorded revenues of $2,526,659 for the nine months ended September 30, 1998 as compared to revenues of $1,508,142 for the nine months ended September 30, 1997. Revenues for Metro Marketing alone increased by $1,018,517 or approximately 67.5%.


THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1997

The Company recorded pre-tax income of $108,515 and net income of $ 82,915 on total revenues of $878,531 for the three months ended September 30, 1998 as compared to pre-tax income of $45,330 and net income of $42,105 on total revenues of $505,587 for the comparable three months ended September 30, 1997.

Pre-tax earnings per share were $.009 for the three months ended September 30, 1998 as compared to pre-tax earnings of $.004 in 1997. Basic earnings per share for the three months ended September 30, 1998 were $.007 as compared to basic earnings per share of $.004 for the same period in 1997.

The Company recorded $12,896 in interest income for the three months ended September 30, 1998 as compared to interest income of $5,263 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,112,337 at September 30, 1998, as compared to $845,668 at December 31, 1997. The primary reason for this increase in working capital is the profitability of the Company. In addition to the income from operations, the Company was able to utilize the deferred tax asset recorded in 1997 toward 1998 earnings. The net deferred tax asset of $194,200 was reduced to $4,600 at the end of the third quarter of 1998 due to the nine month pre-tax earnings of $493,301. Therefore, a major component of the current tax expense of $192,400 will not require cash outlays by the Company.

Management is still considering various additional equity funding alternatives to increase its already positive working capital to further support its planned acquisitions and improve the value of the Company for its shareholders. As previously reported, the Board of Directors has authorized management, if and when it deems appropriate, to purchase back for the Company's treasury, shares of the Company's common stock. At this time, management feels the current market price is under valued. The Board of Directors has also authorized management to undertake selective warrant programs to provide incentives to market makers when and if conditions present themselves.
The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company which can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.

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

November 14, 1998              /s/ Larry Finkelstein
                               ---------------------------
                               Larry Finkelstein,
                               President, Chairman and CFO



November 14, 1998             /s/ Ariel Freud
                              ----------------------------
                              Ariel Freud,
                              Vice President, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 1998            /s/ Larry Finkelstein
                             ---------------------------
                             Larry Finkelstein,
                             President, Chairman and CFO


November 14, 1998            /s/ Ariel Freud
                             ------------------------
                             Ariel Freud,
                             Vice President, Director