Form 10KSB
period 1998-12-31
CORFACTS INC
filed 1999-04-06
CIK 791298

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          FORM 10-KSB
(Mark One)
 X   Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required) for the year ended December 31, 1998

     Transition Report Pursuant to Section 13 or 15(a)of the
     Securities Exchange Act of 1934 (No Fee  Required) for the
     transition period from                   to

                Commission File Number: 0-17394

                  CORFACTS, INC. AND SUBSIDIARY
         (Name of small business issuer in its charter)

      New Jersey                                22-2478379
------------------------------               -------------------
(State or jurisdiction of                    (IRS Employer
 incorporation or organization)               Identification No.)

3499 HWY 9 No., Ste. 3B Freehold, NJ                07728
--------------------------------------            --------
(Address of principal executive office)          (Zip code)

Registrant's telephone number, including area code: (800)696-7788

  Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, No Par Value
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes (x)    No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. (X)

Transitional Small Business Disclosure Format:  Yes (x)  No ( )

Registrant had 11,940,521 shares of Common Stock, no par value, outstanding on March 31, 1999.

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


METRO MARKETING, INC  (THE COMPANY'S CURRENT OPERATIONS)

On January 21, 1997, the Company completed its acquisition of Metro Marketing, Inc., a New Jersey corporation, which became a wholly owned subsidiary of the Company effective for accounting purposes as of July 1, 1996. Metro Marketing, Inc., is a telemarketing services company located in Freehold, New Jersey. Metro Marketing, Inc. provides telemarketing services, most of which are outgoing call services for customers in various industries. To name a few, Metro provides practice building services to the medical industry, customer service and pilot program services in the utility industry,lead generating programs for the insurance and mortgage industry, and has recently begun newspaper subscription telemarketing services. The Company is evaluating whether to undertake pilot incoming programs and no time frame has been set for the same.

EMPLOYEES AND CONSULTANTS

The Company and its subsidiary, other than two officers; Larry Finkelstein, President and Ariel Freud, Vice President, employs approximately 30 full-time administrative and sales personnel as well as 45 full-time and 125 part-time telemarketing service representatives.

Item 2. PROPERTIES

The Company maintains its offices at 3499 Hwy. 9 No., Ste. 3B,
Freehold, NJ  07728. The twenty-four (24) month lease commenced
January 1, 1999 and is set to expire in December, 2000. The monthly rent is $9,503 per month.

Item 3. LEGAL PROCEEDINGS

The Company is not currently subject to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended
December 31, 1998.

                          PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a) MARKET PRICES OF COMMON STOCK

The following table sets forth the high and low bid prices for the common stock in each quarter for the fiscal years ended December 31, 1998, and 1997, which are listed on the "pink sheets" since the Company was delisted from NASDAQ in 1989.

                                      COMMON STOCK
                              High    Low        High    Low
1998                          Bid     Bid         Ask    Ask
1st quarter                    .13    .11         .15     .12
2nd quarter                    .28    .14         .37     .16
3rd quarter                    .25    .14         .27     .125
4th quarter                    .21    .08         .23     .11

1997
1st quarter                    .10   .06          .10     .06
2nd quarter                    .10   .06          .12     .06
3rd quarter                    .12   .09          .125    .06
4th quarter                    .12   .09          .15     .12




The price information stated in the above table, and in the preceding paragraph, is as reported by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

(b) HOLDERS

As of December 31, 1998, the Company had 11,940,521 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses holding the Company's shares in "street name" for their clients. The Company believes that there are approximately 600 beneficial owners of its common stock.

(c) DIVIDENDS

The Company has not paid or declared any dividends upon its common stock except for the "capital event" when the Company completed a proportionate tender offer for shareholders during 1990, subsequent to the sale of its magazine division.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED
DECEMBER 31, 1997

The Company's results from operations for the year ended December 31, 1998 consisted of net income of $210,487 on total revenues of $3,262,930, as compared with a net income of $422,852 on revenues of $2,174,805 for the comparable period ended December 31, 1997. Included in income for the year ended December 31, 1997 is an income tax benefit of $183,750, derived from prior year tax loss carryforwards. The 1998 income before taxes rose $124,117 from $239,102 in 1997 to $363,219 in 1998, or 52%.

Net income per share for the year ended December 31, 1998 was $.018 as compared to a net income per share of $.036 for the year ended December 31, 1997. The Company also moved its office to a recently updated facility in Freehold and though it slowed down some of the momentum the Company had in the fourth quarter 1998, it has increased the Company's capacity and the outlook for the first quarter is very strong.

All of the 1998 growth comes from the telemarketing operations in Metro. The acquisition of Metro, which the Company plans to be the beginning of several, was effective July 1, 1996 and in the first 18 months the Company has more than quadrupled annual sales. Management is actively seeking other suitable mergers and or acquisitions to enhance and utilize the services of its subsidiary, Metro Marketing.

The Company has completed the purchase of a small local telemmarketing company in February 1999. This new acquisition will help the Company to expand its telemarketing services on a custom level by offering individualized script writing and marketing programs tailored to any industry. The customer base of this new acquisition, when combined with the existing resources and personnel of Corfacts and Metro Marketing, will provide the opportunity for immediate growth.

ABOUT THE SUBSIDIARY, METRO MARKETING, INC.

For the twelve month period ended December 31 1998, Metro
Marketing reported net income of $105,332, after management fees to the parent of approximately $257,000, on total revenues of $3,213,603, as compared to net income of $112,080 after management fees of $176,000 to the parent, on revenues of $2,151,081 for the period ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased during the year ended December 31, 1998. Working capital was $992,510 at December 31, 1998 as compared to $845,668 at December 31, 1997. $135,675 of the $152,732 provision for income taxes in 1998 represents the utilization of the deferred tax asset, and thus will not reduce the Company's cash balance. Cash flow from operations of $413,923 for 1998 exceeded the $392,506 reported in 1997.

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

All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not material. The Company is advised by a substantial majority of its vendors of computer products upgraded to be year 2000 compliant, or will not be affected by the year 2000 problem. The Company's business could be materially adversely affected if the Company's computer based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.

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

Report of Schuhalter, Coughlin & Suozzo, LLC                  F-1

Consolidated Balance Sheets of Corfacts, Inc. and
  Subsidiary as of December 31, 1998                          F-2

Consolidated Statements of Operations of Corfacts,
  Inc. and Subsidiary for the two years ended
  December 31, 1998                                           F-3

Consolidated Statement of Stockholders' Equity for
  the two years ended December 31, 1998                       F-4

Consolidated Statements of Cash Flows for the
  two years ended December 31, 1998                           F-5

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

NAME                     POSITION HELD

Larry Finkelstein        President, Chairman

Ariel Freud              Vice President, Director


Item 10.  EXECUTIVE COMPENSATION
                                        SALARIES, FEES,
                       CAPACITIES IN    DIRECTOR'S FEES,
NAME                   WHICH SERVED     COMMISSION AND BONUSES

Larry Finkelstein      President,       $87,500;
                       Chairman         $12,500 finders fee

Ariel Freud            Vice President,  $87,500
                       Director


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the number of common shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares as of December 31, 1998.

                         AMOUNT AND NATURE OF     PERCENTAGE
NAME AND ADDRESS         BENEFICIAL OWNERSHIP     OF CLASS OWNED

Larry Finkelstein        3,864,088*  President,   32%
3499 Hwy. 9 No.                      Chairman
Freehold, NJ  07728

Ariel Freud              4,194,088*  Vice Pres.   35%
3499 Hwy. 9 No.
Freehold, NJ  07728

* Does not include 40,000 shares owned by Mr. Finkelstein's sibling.

* Does not include 90,000 shares owned by Mr. Freud's father.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time the Company advanced loans to the founder and president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance of $94,743 and $107,244 at December 31, 1998 and 1997 respectively. Through December 31, 1998 the founder and president has secured this note with 2,414,316 shares of the Company's common stock. The founder and president repaid $21,669 toward principle of this note in 1997 and $12,500 in 1998.

     During 1996, the Vice President was advanced $21,669 from the Metro Marketing division. These advances were non-interest bearing with no specific repayment terms. This advance was repaid in 1997.

NOTES RECEIVABLE

     The Company has periodically provided working capital loans to Ford Publishing Inc., the buyer of the information division, in the form of a credit line with interest at 12%, which had a balance outstanding at December 31, 1998 of $0 and a balance of $0 at December 31, 1997. In addition, the Company periodically assists in the collection of Ford Publishing's credit card sales. During 1998 and 1997 the Company collected $59,321 and $53,778 respectively, net of related bank charges. These funds were used to pay back the working capital credit line balances mentioned above.

OTHER TRANSACTIONS

     On September 16, 1997, the Company guaranteed the debts of the vice president and a key employee in the amounts of $26,250 and $10,000 respectively. The Company has assigned as collateral two certificates of deposit for each loan balance. These certificates are subject to withdrawal restrictions for the loan balance until paid in full.

     As of January 1, 1997, the Company entered into employment agreements with its president and vice president through December 31, 1999. The agreements provide for annual compensation of $62,400 plus $4,800 reimbursed auto expenses. Effective January 1, 1999, the board of directors has approved an increase in annual compensation to $85,000 for the President and Vice President. Additionally, the board of directors approved bonuses of $22,000 each for 1997 and $25,000 for 1998.

     In connection with the acquisition of Metro Marketing, 3,904,088 shares of common stock were issued to the shareholder of Metro in 1997, who is the vice president of the Company.

     On May 9, 1988, the Company adopted an Incentive Stock Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998, at an option price to be determined at the date of grant. In January 1999 the president and vice president were granted 100,000 options to purchase the Company stock at $.12 for a period of 5 years which was extended by the Board of Directors for a period of 5 more years until 2003.

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

     On January 1, 1998 the Company adopted the 1997 Employee Stock Purchase Plan of Corfacts, Inc. The plan provides employees of the Company and subsidiary with an opportunity to purchase common stock of the Company. The option price per share of the shares offered in a given offering period shall be the lower of 85% of the fair market value of a share of the common stock of the Company on the offering date or 85% of the fair market value of a share of the Company stock on the exercise date. Determined by the board of directors in its discretion based on the closing price (the mean of the bid and ask price per share as reported by NASDAQ) of the common stock for such date. These purchases are made on two semi annual investment dates through payroll deductions. Through July 1, 1998, 31,119 shares were issued to employees for net proceeds of $2,479 under this plan and the Company discontinued this plan effective that date.

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

    (c)  Reports on Form 8-K

               None.

INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CORFACTS, INC. AND SUBSIDIARY


We have audited the consolidated balance sheet of Corfacts, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years then ended in the accompanying index to financial statements and schedules (Item 7 (A)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and schedules listed in the accompanying index to financial statements (Item 7 (A)) present fairly, in all material respects, the financial position of Corfacts, Inc. and Subsidiary as of December 31 1998, and the results of its operations and its cash flows for the two years then ended December 31, 1998 in conformity with generally accepted accounting principles.



                           /s/ Schuhalter, Coughlin & Suozzo, LLC
                               Schuhalter, Coughlin & Suozzo, LLC
                                Certified Public Accountants


Raritan, New Jersey

March 31, 1999

                       CORFACTS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1998


      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $1,125,039
  Interest bearing deposits - restricted                38,280
  Interest receivable                                    1,049
  Accounts receivable net of allowance for
    bad debts of $21,510                               123,029
  Notes receivable                                      10,568
  Other receivable - municipal tax liens (net of
    estimated disposition costs of $6,500                3,366
  Other interest receivable - tax liens                  7,533
  Prepaid expenses                                      60,663
  Deferred taxes                                        63,590
                                                     ---------
      TOTAL CURRENT ASSETS                           1,433,117

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $68,195                              253,792

OTHER ASSETS
  Loan receivable - officer                             94,743
  Investment in partnership                              2,166
  Customer lists net of accumulated amortization
    of $49,570                                          89,225
  Goodwill net of accumulated amortization of $17,439  121,446
  Security deposits                                     29,319
                                                     ---------
      TOTAL OTHER ASSETS                               336,899
                                                     ---------
      TOTAL ASSETS                                   2,023,808
                                                     =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                237,276
  Deferred revenue                                      90,380
  Deferred taxes                                         3,065
  Income taxes payable                                   6,940
  Current portion - note payable                        34,002
  Current portion of capitalized lease obligations      68,944
                                                      --------
      TOTAL CURRENT LIABILITIES                        440,607

Capitalized lease obligations net of current portion   113,342
Note payable - stockholder                             117,383

STOCKHOLDERS' EQUITY
  Common stock, no par value, 20,000,000 shares authorized;
    11,940,521 shares issued and outstanding         1,284,052
  Retained Earnings                                     68,424
                                                     ---------
      TOTAL STOCKHOLDERS' EQUITY                     1,352,476
                                                    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $2,023,808
                                                    ==========

The accompanying notes are an integral part of these financial statements.

                       CORFACTS, INC. AND SUBSIDIARY
                         STATEMENTS OF OPERATIONS




                                             Year Ended
                                             December 31,
                                          -----------------
                                          1998         1997
                                          ----         ----
INCOME
  Revenue telemarketing                  $3,213,603  $2,151,081
  Equity in earnings of unconsolidated
   investee                                       -          50
  Income from tax lien certificates           2,249       1,293
  Interest income                            47,078      22,381
                                          ---------   ---------
      TOTAL REVENUES                      3,262,930   2,174,805

DIRECT OPERATING EXPENSES                 1,642,426   1,167,623

      GROSS PROFIT                        1,620,504   1,007,182

COSTS AND EXPENSES
  General and administrative              1,173,762     692,720
  Depreciation and amortization              63,078      54,184
  Interest expense                           20,445      21,176
                                          ---------   ---------
      TOTAL COSTS AND EXPENSES            1,257,285     768,080
                                          ---------   ---------
      INCOME BEFORE INCOME TAXES            363,219     239,102

      INCOME TAX (PROVISION) BENEFIT       (152,732)    183,750
                                           --------   ---------
      NET INCOME                         $  210,487   $ 422,852
                                           ========    ========

BASIC EARNINGS PER COMMON SHARE          $     .018   $    .036
                                         ==========  ==========
AVERAGE COMMON SHARES OUTSTANDING        11,924,961  11,909,402
                                         ==========  ==========
DILUTED EARNINGS PER COMMON SHARE        $     .016   $    .035
                                         ==========  ==========
AVERAGE COMMON SHARES AND EQUIVALENTS
  OUTSTANDING                            13,069,961  11,956,902
                                         ==========  ==========















The accompanying notes are an integral part of these financial statements.

                       CORFACTS, INC. AND SUBSIDIARY
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED DECEMBER 31, 1998





                                Number    Common       Equity
                              of Shares    Stock      (Deficit)    Total
                             ----------   ----------  ---------    --------
Balance, January 1, 1997     11,909,402   $1,281,573  $(564,915) $ 716,658

Net income for the year               -            -    422,852    422,852
                             ----------    ---------   --------  ---------
Balance, December 31, 1997   11,909,402    1,281,573   (142,063) 1,139,510

Stock issued                     31,119        2,479          -      2,479

Net income for the year               -            -    210,487    210,487
                             ----------   ----------   --------  ---------
Balance, December 31, 1998   11,940,521   $1,284,052   $ 68,424 $1,352,476
                             ==========   ==========    =======  =========

























The accompanying notes are an integral part of these financial statements.

                       CORFACTS, INC. AND SUBSIDIARY
                         STATEMENTS OF CASH FLOWS



                                                         Year Ended
                                                         December 31
                                                    ----------------------
                                                      1998          1997
 Cash flows from operating activities:                ----          ----
  Cash received from customers                      $3,229,851  $2,156,515
  Cash paid to employees and suppliers              (2,827,595) (1,782,328)
  Interest received                                     45,048      24,482
  Tax lien certificate cash received                     9,081      15,563
  Interest expense                                     (20,445)    (21,176)
  Income taxes paid                                    (22,017)       (550)
                                                      --------    --------
    Net cash provided by operating activities          413,923     392,506
                                                      --------    --------
Cash flows from investing activities:
  Purchase of restricted certificates of deposit        (2,030)    (36,250)
  Purchase of equipment                                (24,672)    (16,841)
                                                       -------      ------
    Net cash used in investing activities              (26,702)    (53,091)
                                                       -------      ------
Cash flows from financing activities:
  Repayment of note payable                            (16,410)          -
  Repayment of capitalized lease obligations           (37,147)    (25,935)
  Credit line receivable advances to buyer             (69,832)    (33,985)
  Loan (to) repayment from officer                      12,501      47,338
  Credit line receivable repayments                     59,321      53,778
  Common stock issued                                    2,479           -
    Net cash provided by (used in) financing           -------      ------
        activities                                    (49,088)      41,196
                                                       ------       ------
Net increase in cash and cash equivalents              338,132     380,611

Cash and cash equivalents - beginning of period        786,907     406,296
                                                     ---------     -------
Cash and cash equivalents - end of period           $1,125,039  $  786,907
                                                     =========     =======
Reconciliation of net income to net cash provided
 by (used in) operating activities:
Net income                                           $ 210,487  $  422,852
Adjustments:
  Depreciation and amortization                         63,078      54,184
  Bad debts provision                                    1,130      15,153
  Deferred income taxes                                133,675    (194,200)
Changes in assets and liabilities:
  Decrease in other receivable - tax lien interest       9,024      14,220
  Decrease in interest receivable                           57       2,101
  Increase in accounts receivable                      (69,205)     (2,051)
  Increase in accounts payable and accrued expenses     47,012      92,005
  Increase in deferred revenue                          76,955       7,485
  Increase in security deposits                        (11,153)    (12,657)
  Increase in prepaid expenses                         (44,177)    (16,486)
  Increase (decrease) in income taxes payable           (2,960)      9,900
                                                       -------     -------
    Net cash provided by operating activities       $  413,923  $  392,506
                                                       =======     =======
The accompanying notes are an integral part of these financial statements.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  NATURE OF BUSINESS

     Corfacts, Inc. was organized in June 1983, originally as the Business Journal of New Jersey, Inc. Since selling the magazine business in 1990, and discontinuance and sale of the information division in August of 1991, the company directed its efforts to seek potential acquisitions and investments deemed appropriate for the company to generate a return on equity. On December 31, 1996 Corfacts, Inc. acquired all the shares and assets of Metro Marketing, Inc., deemed to be effective June 30, 1996 a telemarketing firm. The Company issued 3,904,088 shares of common stock and the balance of the purchase price in the sum of $151,385 shall be paid pursuant to the terms of a promissory note. The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Equity Method

     The investment in partnership in which the company has a 33% interest is carried at cost, adjusted for the partnership's proportionate share of their undistributed earnings.

     Property and Equipment

     Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using straight-line and accelerated methods over the five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations in 1998 and 1997 was $36,310 and $27,416, respectively.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

     Earnings Per Common Share

     For the year ending December 31, 1997, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Goodwill

     Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition and is amortized on a straight line basis over 20 years. Amortization expense charged to operations for 1998 and 1997 was $26,768 and $26,768 respectively.

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

     Principles of Consolidation

     The accompanying consolidated balance sheets as of December 31, 1998 includes the accounts of the Company and the its wholly owned subsidiary, Metro Marketing, Inc. with results of operations included for the period since the effective date of acquisition, June 30, 1996. All material intercompany accounts and transactions have been eliminated.

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

     Long-lived Assets

     In March, 1995 the Financial Accounting Standards Board issued SFAS No. 121 AAccounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of@. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount of fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. The Company adopted SFAS No. 121 for the year ended December 31, 1996. The carrying value of assets of the Company have not been effected by this statement.

     Schedule of Non Cash Investing and Financing Activities

                                                       1998         1997
                                                     --------      -------
     Assets acquired under capital leases           $ 144,937    $  49,974

     Acquisition of Metro Marketing, Inc.

     On December 31, 1996 Corfacts, Inc. acquired all of the common stock of Metro Marketing, Inc. through an acquisition and redemption by Metro Marketing, Inc. of its common stock. The total value is approximately $287,589 (exclusive of acquisition costs.) The effective date for the purchase is July 1, 1996. Metro's principal business is to provide telemarketing services for chiropractors and public utility companies. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $138,795) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 20 years. The accompanying balance sheet include the assets and liabilities of Metro's at December 31, 1998.

     Advertising Costs

     Advertising costs are charged to operations when incurred. Advertising costs during the period ended December 31, 1998 and 1997 amounted to $15,939 and $20,097 respectively.

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

     Comprehensive Income

     There were no items of other comprehensive income in 1998 and 1997 and thus, net income is equal to comprehensive income for each year presented.

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

     Condensed financial information for the partnership is as follows:

               Summary of Statements of Financial Condition

                                                           December 31,
                                                          1998       1997
        Assets
        Deliquent municipal tax lien certificates       $ 4,705    $ 4,705
        Accurued interest - tax lien certificates         2,420      2,420
                                                          -----      -----
                 Total Assets                           $ 7,125    $ 7,125
                                                          =====      =====
        Liabilities and Partners' Equity
          Accrued expenses                              $   608    $   608
                                                          -----      -----
               Total Liabilities                            608        608
                                                          -----      -----
        Partners' Equity
          Corfacts, Inc.                                   2,203     2,203
          Other                                            4,314     4,314
                                                          ------     -----
             Total Liabilities and Partners' Equity     $  6,517   $ 6,517
                                                           =====     =====
                   Summary of Statement of Operations

          Interest Income                               $      -   $   316
          Expenses                                             -       158
                                                          ------    ------
                Net Income                              $      -   $   158
                                                          ======    ======

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation.
                                                        December 31,
                                                      1998       1997
                                                      ----       ----
          Furniture and fixtures                   $  13,383 $  13,383
          Equipment                                   57,014    32,343
          Leasehold improvements                       3,960     3,960
          Equipment under capital leases             252,628   107,691
                                                     -------   -------
                                                     326,985   157,377

              Less:  accumulated depreciation        (73,193)  (36,884)
                                                     -------    ------
              Net fixed assets                     $ 253,792 $ 120,493
                                                     =======   =======
NOTE 5 - INTEREST EXPENSE

     Interest expense totaled $21,176 and $20,445 for the years ended December 31, 1997 and 1998, respectively.

NOTE 6 - NOTES PAYABLE - STOCKHOLDER AND OTHER NOTE PAYABLE

     On December 31, 1996 the Company partially financed the purchase of Metro Marketing, Inc. with a note to the former sole shareholder of Metro, who is presently an officer and stockholder of Corfacts for $151,385. The terms of the note is payable as follows:

     During the first two years of the note, payment of interest only, at 7% per annum. Effective annual rate of this note is 7.186% made in quarterly payments. During the next 4 years, equal quarterly payments of both principal and interest until this note is paid. Corfacts, Inc. has the right to prepay this note without penalty. Should the company default on this note, the holder becomes a secured creditor.

     Aggregate maturities required on long term debt at December 31, 1998 are as follows:

      1999                                   $  34,002
      2000                                      36,446
      2001                                      39,065
      2002                                      41,872
                                               -------
        Total                                $ 151,385
                                               =======
     Other Note Payable

     On September 26, 1997 the Company agreed to convert amounts payable to a former vendor to a non interest bearing note payable. Monthly payments of $5,470.04 were due for five months. This note was repaid in full during the year ended December 31, 1998.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LEASES

     Operating Leases

     The Company leases office space in Freehold, New Jersey. At its prior location the lease originally had a term through August 1, 1998 which was extended on a month to month basis until December 1998.

     In December, 1998 the Company entered into a new lease, at a different location again in Freehold, effective for January 1, 1999 for a period of two years with basic rent and certain operating charges of which total $9,503 per month during the lease term. The Company also paid $15,960 to the landlord as a security deposit.

     Rental expense for office space was $21,960 in 1998 and $21,960 in 1997.

     The total future minimum rental payments required are as follows:

            1999                               $ 114,035
            2000                                 114,035
                                                 -------
                                               $ 228,070
                                                 =======
     Capital Leases

     The Company is the lessee of computer equipment and office fixtures under capital leases expiring at various dates through 2002. The assets and liabilities are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease term or their estimated useful life. Amortization of assets under capital leases is included in depreciation expense for 1998 and 1997.

     Following is a summary of equipment held under capital leases:

                                                       1998        1997
                                                       ----        ----
           Computer equipment                        $ 252,628 $ 107,691
           Less:  accumulated depreciation             (44,675)  (22,988)
                                                      --------   -------
                                                     $ 207,953 $  84,703
                                                      ========   =======

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LEASES - (Continued)

     Capital Leases - (Continued)

     Minimum future lease payments under capital leases as of December 31, 1996 for each of the next five years are as follows:

            1999                               $  85,882
            2000                                  57,794
            2001                                  46,158
            2002                                  27,882
                                                 -------
            Total minimum lease payments         217,716

            Less amounts representing interest   (35,430)
                                                 -------
            Present value of net minimum lease
             payment                           $ 182,286
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

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                          December 31,
                                        1998       1997
                                        ----       ----
             Administrative expenses $ 189,727 $  95,919
             Payroll tax liabilities    47,549    66,408
                                       -------    ------
                   Total             $ 237,276 $ 162,327
                                       =======   =======
NOTE 9 - INCOME TAXES

     Deferred taxes consist of the following at:

                                                     December 31,
                                                  1998            1997
                                                  ----            ----
      Total deferred tax assets                $  63,590      $ 200,700
      Less:  Valuation allowance                       -              -
      Deferred tax liability                      (3,065)        (6,500)
                                                  ------        -------
      Net deferred tax assets                  $  60,525      $ 194,200
                                                  ======        =======
     The deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was decreased by $235,100 during 1997 due to the reasonable expectation that they will be utilized because of the Company's profitability.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES - (Continued)

     During 1997 and 1998, a benefit (provision) for taxes was recorded as computed below.

                                           1998       1997
      Current Income Tax (Expense)         ----       ----
        Federal                         $       -  $      -
        State                             (19,087)   (9,900)
                                           ------     -----
        Total                             (19,087)   (9,900)
                                           ------     -----
      Deferred Tax (Expense) Benefit
        Federal                          (117,700)  (66,000)
        State                             (15,945)  (19,000)
        Federal benefit of net operating
          loss carryovers                       -   220,000
        State benefit of net operating
          loss carryovers                       -    58,650
        Total income tax expense          -------   -------
         (benefit)                      $(152,732)$ 183,750
                                          =======   =======
     The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is

                                           Percentage of Pretax Income
                                           ---------------------------
                                               1998        1997
                                               ----        ----
      Tax at US statutory rates                (34.0)    (34.0)
      State income taxes, net of federal
        tax benefit                             (6.2)     (9.0)
      Current year utilization net operating
        loss carryforward                          -      38.5
      Reduction of valuation allowance             -      90.5
      Other reconciling items                   (1.8)        -
                                                ----      ----
      Income tax provision (benefit)           (42.0)    (86.0)

     As of 1998 the Company has available operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                        Net Operating Losses
                                       ---------------------
        Available Through              Federal      State
                                       -------      -----
             2000                            -  $  74,909
             2001                            -     65,636
             2002                            -     79,168
             2003                            -     66,300
             2010                       30,503          -
             2011                       73,416          -
                                       -------    -------
            Total                    $ 103,919  $ 286,013
                                       =======    =======

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

     As of January 1, 1997, the Company entered into employment agreements with its president and vice president through December 31, 1999. The agreements provide for annual compensation of $62,400 plus $4,800 reimbursed auto expenses. Effective January 1, 1999, the board of directors approved an increase in annual compensation for the President and Vice President to $85,000. Additionally the board of directors approved bonuses of $25,000 each for 1997 and 1998.

     The Company has agreed to purchase a minimum of $17,500 in telephone services per month for one year from a local phone service provider. Should the Company discontinue the plan before the term is complete a termination charge equal to 50% of the monthly commitment will be assessed multiplied by the remaining months of the term agreement.

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

NOTE 11 - INCENTIVE STOCK OPTION PLANS

     On May 9, 1988, the Company adopted an Incentive Stock Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998, at an option price to be determined at the date of grant. In January 1999 the president and vice president were granted 100,000 options to purchase the Company stock at $.12 for a period of 5 years which was extended by the Board of Directors for a period of 5 more years until 2003.

     On December 15, 1997 the Company adopted an incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to December 15, 2008 at an option price to be determined at the date of grant. As of December 31, 1998 there are 1,150,000 outstanding options. None have been exercised to date.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

     From time to time the Company advanced loans to the founder and president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance of $94,743 and $107,244 at December 31, 1998 and 1997 respectively. Through December 31, 1998 the founder and president has secured this note with 2,414,316 shares of the Company's common stock.
     The founder and president repaid $21,669 toward principle of this note in 1997 and $12,500 in 1998.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - TRANSACTIONS WITH RELATED PARTIES - (Continued)

     Included in interest income for 1998 and 1997 from the officer was $0 and $0, as the board of directors agreed to waive the interest on this note. Additionally, in connection with the acquisition discussed in Note 16, the president was paid a finders fee of $12,500.

     During 1996, the vice president was advanced $25,699 from the Metro Marketing Division. These advances were non interest bearing with no specific repayment terms. This loan was repaid in 1997.

     The vice president also received $10,597 of interest in 1997 and $10,597 in 1998 for the note payable discussed in Note 6.

     The company has periodically provided working capital loans to Ford Publishing, Inc., the purchaser of the information division. The interest rate was 10% and the term was generally ninety days. During 1993 these transactions were combined in a form of a credit line with interest at 12% which had a balance outstanding at December 31, 1998 and 1997 of $0 and $0, respectively. This note is collateralized by the accounts receivable and inventory of Ford Publishing, Inc.

     The company assists in the collection of Ford Publishing's credit card sales. During 1998 and 1997 the Company collected $59,321 and $53,778 respectively, net of related bank charges for Ford Publishing. These funds were used to pay back the working capital loans given to Ford Publishing during the year.

     Included in interest income was $0 and $0 from Ford Publishing, Inc. for the periods ended December 31, 1998 and 1997, respectively.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments, non-interest bearing cash deposits, accounts receivable, notes receivables and investment in a partnership. Metro Marketing Inc. provides telemarketing services primarily to the chiropractic services industry and public utility companies. The Company grants credit to customers substantially all of whom are local chiropractors and associations in varied locations across the country. The Company has a major customer which accounted for more than 7% of sales in 1998 and 10% in 1997. Sales to this customer were $248,553 and $533,529 for the years ended 1998 and 1997. Accounts receivable from this customer totaled $46,562 and $27,506 at December 31, 1998 and 1997 respectively.

     From time to time, the company places its temporary cash investments and non-interest bearing deposits with financial institutions with balances in excess of the FDIC insured limits. Management has attempted to reduce its credit risk by placing its certificates of deposit approximating $100,000 each in various financial institutions in New Jersey. Consequently, in managements opinion, no significant concentrations of credit risk exists for the corporation. On December 31, 1998 and 1997, $637,585 and $240,928 of cash and interest bearing deposits exceeded FDIC insured limits respectively.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - CONCENTRATIONS OF CREDIT RISK - (Continued)

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

NOTE 14 - COMMON STOCK

     In connection with the acquisition of Metro Marketing discussed in Note 2, 3,904,088 shares of common stock were issued to the shareholder of Metro and current vice president of the Company.

     Reserved Shares

     On December 22, 1997 the Company granted the president and vice president, as well as key employees options to purchase 600,000 and 540,000 shares of common stock of the Company pursuant to the incentive stock option plan dated December 15, 1997. During 1998 a key employee was granted options to purchase 10,000 shares. The option prices are $.05 for officers and $.15 for other key employees respectively and expire on December 22, 2007. To date none of these options have been exercised.

     On January 1, 1998 the Company adopted the 1997 Employee Stock Purchase Plan of Corfacts, Inc. The plan allows employees of the Company and subsidiary with an opportunity to purchase common stock of the Company. The option price per share of the shares offered in a given offering period shall be the lower of 85% of the fair market value of a share of the common stock of the Company on the offering date or 85% of the fair market value of a share of the Company stock on the exercise date. Determined by the board of directors in its discretion based on the closing price (the mean of the bid and ask price per share as reported by NASDAQ) of the common stock for such date. These purchases were to be made on two semi annual investment dates through payroll deductions. During 1998 the company discontinued this plan.

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - COMMON STOCK - (Continued)

     The activity in ESPP during 1998 follows:

                                                 Shares
      Available beginning                           432
      Authorized during year                     44,147
      Purchased through plan                    (31,119)
                                                 ------
      Available before termination               13,460
                                                 ------
      Canceled due to discontinuance of the
       plan                                     (13,460)
                                                 ------
      Available at the end of year                    0
                                                 ======
NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments as of December 31 are as follows:

     Non trading instruments

                                    Carrying  Amount           Fair Value
                                     1998      1997          1998       1997
                                     ----      ----          ----       ----
      Assets:
        Cash and equivalents     $1,125,039    $786,907  $1,125,039  $786,907
        Restricted cash              38,280      36,350      38,280    36,250
        Officer loans                94,743     107,244      86,500    97,360
        Interest receivable           1,049       1,106       1,049     1,106
        Notes receivable             10,568           -      10,568         -
        Other interest receivable -
         tax liens                    7,533       9,788       7,533     9,788
        Other receivable              3,366      10,192       3,366    10,192
      Liabilities
        Note payable shareholder  $ 151,385    $151,385    $151,385  $118,500

NOTE 16 - SUBSEQUENT EVENTS

     On February 8, 1999 the Company purchased the assets of a local telemarketing company in Sea Bright, NJ. In connection with the purchase, the Company agreed to employ the former owner of the company as a commissioned salesman. The employment agreement is for four years if the former owner maintains certain sales levels. The aggregate purchase price, including customer lists, finder fees and a liability to complete several projects is expected to be less than $50,000.

NOTE 17 -YEAR 2000 ISSUES

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

                       CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 -YEAR 2000 ISSUES - (Continued)

     All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not material. The Company is advised by a substantial majority of its vendors of computer products upgraded to be year 2000 compliant, or will not be affected by the year 2000 problem. The Company's business could be materially adversely affected if the Company's computer-based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem