Form 10QSB
period 1999-03-31
CORFACTS INC
filed 1999-05-17
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY
       PERIOD ENDED  MARCH 31, 1999

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM              TO

                     COMMISSION FILE NUMBER  0-17394

                      CORFACTS INC. AND SUBSIDIARY
  (Exact name of small business issuer as specified in its charter)

       New Jersey                              22-2478379
(State or other jurisdiction of         (I.R.S. Employer ID No.)
 incorporation or organization)

            3499 Hwy. 9 No., Ste. 3B, Freehold, NJ  07728
              (Address of principal executive offices)

        Registrant s telephone number, including area code
                          (800) 696-7788

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange
Act during the past 12 months (or for such shorter period
that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the
past 90 days.       Yes  X    No

Transitional Small Business Disclosure Format: Yes x No


The number of shares outstanding of the registrant s common stock, no par value, at March 31, 1999 is 11,940,521.

                                              File Number
                                                0-17394

                     Corfacts, Inc. & Subsidiary
                             Form 10-QSB
                            March 31, 1999

                                INDEX

PART I - FINANCIAL INFORMATION                     PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at March 31, 1999    3.

     Consolidated Statements of Operations for the
       three months ended March 31, 1999 and 1998    5.

     Consolidated Statements of Cash Flows for the
       three months ended March 31, 1999 and 1998    6.

     Notes to Consolidated Financial Statements      7.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                    9.

PART II - OTHER INFORMATION                         12.

Item 1.  Legal Proceedings                          12.

Item 2.  Changes in Securities                      12.

Item 3.  Defaults Upon Senior Securities            12.

Item 4.  Submission of Matters to a Vote of
           Securityholders                          12.

Item 5.  Other Information                          12.

Item 6.  Exhibits and Reports on Form 8-K           12.

Signatures                                          13.



                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CORFACTS, INC. & SUBSIDIARY
                              BALANCE SHEET

                                                     March 31,1999
                                                     ------------
ASSETS

Current Assets
 Cash and cash equivalents                           $1,322,119
 Interest bearing deposits, restricted                   38,280
 Interest receivable                                      2,200
 Accounts receivable, net of allowance for
   bad debts of $29,010                                 186,410
 Prepaid expenses                                           433
 Other receivable-municipal tax liens, net               10,715
                                                      ---------
 Total Current Assets                                 1,560,157
                                                      ---------

Property and equipment, at cost, less
  accumulated depreciation of $88,711                   285,702

Other assets
 Loan receivable, officer                                94,743
 Investment in partnership                                2,166
 Customer lists, net of accumulated
  amortization of $56,221                               113,074
 Goodwill, net of accumulated amortization
   of $19,084                                           119,711
 Security deposits                                       28,495
                                                      ---------
      Total Other Assets                                358,189
                                                      ---------
 TOTAL ASSETS                                        $2,204,048
                                                      =========
cont'd. - Balance Sheet



LIABILITIES AND STOCKHOLDERS'
EQUITY


Current Liabilities
 Accounts payable and accrued expenses               $  269,057
 Deferred revenue                                        20,000
 Income taxes payable                                    54,277
 Deferred taxes                                           3,065
 Current portion of note payable - shareholder           34,597
 Current portion of capitalized lease obligations        65,840
                                                        -------
 Total Current Liabilities                              446,836

Capitalized lease obligations, net of
  current portion                                       104,407
Note payable - shareholder, net of current portion      116,788
                                                        -------
                                                        221,195
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,940,521 shares issued and
   outstanding in 1999                                1,284,052
Retained earnings                                       251,965
                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                            1,536,017
                                                      ---------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                $2,204,048
                                                      =========

                      CORFACTS, INC. & SUBSIDIARY
                         STATEMENTS OF OPERATIONS


                                       Three months ended
                                            March 31,
                                       1999          1998
                                       ------------------

Revenue
Revenue telemarketing               $ 1,312,127   $  862,176
Income from tax liens, net                  214          650
Interest income                          10,477        9,617
                                      ---------      -------
     Total revenues                   1,322,818      872,443

Direct operating expenses               592,169      361,516
                                       --------      -------
     Gross Profit                       730,649      510,927

Costs & expenses
General & administrative                388,825      233,702
Depreciation and amortization            27,862       14,877
Interest expense                          8,061        5,360
                                        -------      -------
     Total costs & expenses             424,748      253,939
                                        -------      -------
Income before income taxes              305,901      256,988

     Provision for income taxes         122,360      113,100
                                        -------      -------
     Net income                        $183,541     $143,888
                                        =======      =======
Basic earnings per common share       $    .015     $   .012
                                        =======      =======
Average common shares outstanding    11,940,521   11,909,402
                                     ==========   ==========
Diluted earnings per common share      $   .014     $   .011
                                        =======      =======
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   13,085,521   12,617,402
                                     ==========   ==========

                      CORFACTS, INC. & SUBSIDIARY
                        STATEMENTS OF CASH FLOWS


                                          Three months ended
                                               March 31,
                                            1999      1998
                                          ------------------


Cash flows from operating activities:
  Net income                             $183,541    $143,888
  Adjustments to reconcile net
   income to net cash used in operations:
  Depreciation and amortization            27,862      14,877
  Bad debts provision                       7,500       6,000
  Deferred income taxes                    63,590     112,100

  Increase in accounts receivable         (70,881)    (60,056)
  Increase in interest receivable          (1,151)          -
  Decrease in prepaid expenses             60,230       8,257
  Decrease in other assets                    824           -
  Increase (decrease) in accounts payable
   and other liabilities                    8,738     (18,353)
Net cash provided by operating            -------     -------
   activities                             280,253     206,713
                                          -------     -------
Cash flows used in investing activities:

     Purchase of assets of Advanced
      Marketing                           (30,500)          -
     Redemption of tax lien certificate       184           -
     Purchase of equipment                (31,910)     (6,127)
                                           ------     -------
  Net cash used in investing
     activities                           (62,226)     (6,127)
                                           ------     -------
Cash flows from financing activities:
    Repayment of capitalized lease
     obligations                          (20,947)     (5,908)
     Net cash used in financing            ------     -------
        activities                        (20,947)     (5,908)
Net increase in cash and cash
   equivalents                             197,080    194,678
Cash and cash equivalents at
   beginning of period                   1,125,039    786,907
                                         ---------    -------
Cash and cash equivalents at
  end of period                         $1,322,119   $981,585
                                         =========    =======

                      CORFACTS, INC. & SUBSIDIARY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1999



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

  In the opinion of management, the information furnished for the three month period ended March 31, 1999 and 1998 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1999 It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-17394).

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Receivables have been generated by transactions with the President which total $ 94,743.

  The Note Payable, generated by the purchase of Metro
Marketing, Inc., is payable to the Vice President and shareholder of the Company and bears an interest rate of 7%.
During the three months ended March 31 1999 and 1998, interest expense on this note was $2,649 and $2,649 respectively.

                      CORFACTS, INC. & SUBSIDIARY
                      PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to the three months ended March 31, 1998

The Company is reporting net income of $183,541 on total revenues of $1,322,818 for the quarter ended March 31, 1999 as compared to net income of $143,888 on total revenues of $872,443 for the comparable quarter ended March 31, 1998.

Basic earnings per share for the quarter ended March 31, 1999 were $.015 as compared to basic earnings per share of $.012 for the same quarter in 1998.

During the first quarter of 1999, the Company purchased the assets of a local telemarketing company which specializes in custom script writing tailored to any industry. This transaction further diversifies the services provided by Metro Marketing, the wholly owned subsidiary of Corfacts. The customer base of this new acquisition, when combined with the existing resources and personnel of the Company will provide the opportunity for immediate growth.

The Company is currently negotiating the purchase of the assets of an answering service which would enable the Company to enter the inbound telemarketing side of the teleservices industry.

The Company recorded $10,477 in interest income for the three months ended March 31, 1999 as compared to interest income of $9,617 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,113,321 at March 31, 1999, as compared to $1,084,556 at December 31, 1998. The primary reason for this increase in working capital is the profitability of the Company.

Management is continually considering various additional equity funding alternatives to increase its already positive working capital to further support its planned acquisitions and improve the value of the Company for its shareholders. To this end, the Board of Directors has authorized management, if and when it deems appropriate, to purchase back for the Company's treasury, shares of the Company's common stock when it feels the current market price is under valued. The Board of Directors has also authorized management, as market conditions permit, to undertake selective warrant programs to provide incentives to market makers. The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company which can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.

Management believes that the pending answering service acquisition described above will not require a substantial amount of working capital from the Company because it is currently operating independently and current negotiations indicate that a significant deposit will be not required to commence the transaction.


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

May 17, 1999                   /s/ Larry Finkelstein
                               Larry Finkelstein,
                               President, Chairman and CFO



May 17, 1999                  /s/ Ariel Freud
                              Ariel Freud,
                              Vice President, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





May 17, 1999                 /s/ Larry Finkelstein
                             Larry Finkelstein,
                             President, Chairman and CFO





May 17, 1999
                             /s/ Ariel Freud
                             Ariel Freud,
                             Vice President, Director