Form 10QSB
period 1999-06-30
CORFACTS INC
filed 1999-08-13
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY
       PERIOD ENDED  June 30, 1999

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


The number of shares outstanding of the registrant s common stock, no par value, at June 30, 1999 is 11,940,521.

                                            File Number
                                              0-17394

                     Corfacts, Inc. & Subsidiary
                             Form 10-QSB
                            June 30, 1999

                                INDEX

PART I - FINANCIAL INFORMATION                     PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at June 30, 1999     3.

     Consolidated Statements of Operations for the
       three months and six months ended June 30,
       1999 and 1998                                 5.

     Consolidated Statements of Cash Flows for the
       six months ended June 30, 1999 and 1998       7.

     Notes to Consolidated Financial Statements      8.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                   10.

PART II - OTHER INFORMATION                         14.

Item 1.  Legal Proceedings                          14.

Item 2.  Changes in Securities                      14.

Item 3.  Defaults Upon Senior Securities            14.

Item 4.  Submission of Matters to a Vote of
           Securityholders                          14.

Item 5.  Other Information                          14.

Item 6.  Exhibits and Reports on Form 8-K           14.

Signatures                                          15.

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                        CORFACTS, INC. & SUBSIDIARY
                              BALANCE SHEET

                                             June 30,1999
                                             ------------
                                             (Unaudited)


ASSETS



Current Assets
 Cash and cash equivalents                        $1,296,819
 Interest bearing deposits, restricted                38,280
 Interest receivable                                   5,205
 Accounts receivable, net of allowance for
   bad debts of $36,510                              180,946
 Prepaid expenses                                     28 470
 Other receivable-municipal tax liens, net            10,715
                                                   ---------
 Total Current Assets                              1,560,435


Property and equipment, at cost,
  less accumulated depreciation of $107,454          355,462

Other assets
 Loan receivable, officer                             94,743
 Investment in partnership                             2,166
 Customer lists, net of accumulated
  amortization of $64,803                            169,492
 Goodwill, net of accumulated amortization
   of $21,090                                        182,705
 Security deposits                                    35,693
                                                    --------
      Total Other Assets                             484,799
                                                    --------
 TOTAL ASSETS                                     $2,400,696
                                                  ==========
cont'd. - Balance Sheet



LIABILITIES AND STOCKHOLDERS'
EQUITY


Current Liabilities
 Accounts payable and accrued expenses            $  315,352
 Deferred revenue                                     30,000
 Income taxes payable                                 66,485
 Deferred taxes                                        3,065
 Current portion of note payable - shareholder        35,203
 Current portion of note payable - purchase           24,020
 Current portion of capitalized lease obligations     56,308
                                                    --------
 Total Current Liabilities                           530,433

Capitalized lease obligations, net of
  current portion                                     89,849
Note payable - shareholder, net of current portion   107,901
Note payable - purchase, net of current portion       82,063

Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,940,521 shares issued and
   outstanding in 1999                             1,284,052
Retained earnings                                    306,398
                                                   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,590,450
                                                   ---------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $2,400,696
                                                  ==========


                     CORFACTS, INC. & SUBSIDIARY
                       STATEMENTS OF OPERATIONS



                                        Six months ended
                                             June 30,
                                       1999          1998
                                          (Unaudited)
Revenue
Revenue telemarketing               $ 2,575,886   $1,661,024
Income from tax liens, net                  214        1,150
Interest income                          22,487       20,955
                                      ---------    ---------
     Total revenues                   2,598,587    1,683,129

Direct operating expenses             1,221,551      776,658
                                      ---------    ---------
     Gross Profit                     1,377,036      906,471

Costs & expenses
General & administrative                892,458      481,244
Depreciation and amortization            59,897       30,024
Interest expense                         16,297       10,417
                                      ---------     --------
     Total costs & expenses             968,652      521,685

     Income before income taxes         408,384      384,786

     Provision for income taxes         170,410      166,800
                                      ---------     --------
     Net income                        $237,974     $217,986
                                      =========     ========
Basic earnings per common share       $    .020     $   .018
                                      =========     ========
Average common shares outstanding    11,940,521   11,909,402
                                     ==========   ==========
Diluted earnings per common share      $   .018     $   .017
                                     ==========   ==========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   13,380,521   12,617,402
                                     ==========   ==========

                 CORFACTS, INC. & SUBSIDIARY
                   STATEMENTS OF OPERATIONS





                                       Three months ended
                                            June 30,
                                       1999          1998
                                       ------------------
                                          (Unaudited)
Revenue
Revenue telemarketing               $ 1,263,759   $  798,848
Income from tax liens, net                   -           500
Interest income                          12,010       11,338
                                      ---------     --------
     Total revenues                   1,275,769      810,686

Direct operating expenses               629,382      415,142
                                      ---------     --------
     Gross Profit                       646,387      395,544

Costs & expenses
General & administrative                503,633      247,542
Depreciation and amortization            32,035       15,147
Interest expense                          8,236        5,057
                                      ---------     --------
     Total costs & expenses             543,904      267,746

     Income before income taxes         102,483      127,798

     Provision for income taxes          48,050       53,700
                                       --------     --------
     Net income                        $ 54,433     $ 74,098
                                       ========     ========
Basic earnings per common share        $   .005     $   .006
                                       ========     ========
Average common shares outstanding    11,940,521   11,909,402
                                     ==========   ==========
Diluted earnings per common share      $   .004     $   .006
                                     ==========   ==========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   13,380,521   12,617,402
                                     ==========   ==========

                      CORFACTS, INC. & SUBSIDIARY
                        STATEMENTS OF CASH FLOWS


                                            Six months ended
                                                 June 30,
                                              1999      1998
                                           ------------------
Cash flows from operating activities:
  Net income                             $237,974    $217,986
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            59,897      30,024
  Bad debts provision                      15,000      13,015
  Deferred income taxes                    63,590     165,000

  Increase in accounts receivable         (62,349)    (70,392)
  Increase in interest receivable          (4,156)          -
  (Increase) decrease in prepaid
     expenses                              32,193      (5,918)
  Decrease in other assets                 (6,374)     10,003
  Increase (decrease) in accounts payable
   and other liabilities                   77,241     (51,556)
                                          -------     -------
Net cash provided by operating
   activities                             413,016     308,162
Cash flows used in investing activities:  -------     -------
     Purchase of assets of Advanced
      Marketing                           (30,500)          -
     Purchase of assets of EZ
         Connection - down payment        (72,000)          -
     Redemption of (income from) tax
      lien certificate                        184        (700)
      Purchase of equipment               (77,666)    (15,496)
                                         --------    --------
  Net cash used in investing
     activities                          (179,982)    (16,196)
                                         --------    --------
Cash flows from financing activities:
     Repayment of note to shareholder      (8,281)          -
     Repayment of note to EZ Connection    (1,917)          -
     Repayment of capitalized lease
      obligations                         (51,056)    (16,476)
                                          -------    --------
     Net cash used in financing
        activities                        (61,254)    (16,476)
Net increase in cash and cash             -------    --------
   equivalents                            171,780     275,490
Cash and cash equivalents at
   beginning of period                  1,125,039     786,907
                                        ---------    --------
Cash and cash equivalents at
  end of period                        $1,296,819  $1,062,397
                                       ==========  ==========

                      CORFACTS, INC. & SUBSIDIARY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              June 30, 1999



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

  In the opinion of management, the information furnished for the six month period ended June 30, 1999 and 1998 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1999 It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-17394).

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Receivables have been generated by transactions with the President which total $ 94,743. This note is secured by 2,414,316 shares of Company stock.

  The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the Vice President and shareholder of the Company and bears an interest rate of 7%. During the six months ended June 30, 1999 and 1998, interest expense on this note was $5,154 and $5,298 respectively.

  The Note Payable, generated by the purchase of assets of EZ Connection on June 1, 1999 is payable to EZ Connection, Inc. and bears an interest rate of 8%. During the six months ended June 30, 1999 and 1998, interest expense on this note was $720 and $0 respectively.


                      CORFACTS, INC. & SUBSIDIARY
                    PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED
June 30, 1998

The Company is reporting net income of $237,974 on total revenues of $2,598,587 for the six months ended June 30, 1999 as compared to net income of $217,986 on total revenues of $1,683,129 for the comparable six months ended June 30, 1998.

Basic earnings per share for the six months ended June 30, 1999 were $.020 as compared to basic earnings per share of $.018 for the same period in 1998.

General and administrative costs were $892,458 for the six months ended June 30, 1999 as compared to $481,244 for the six months ended June 30, 1998. The Company moved to a larger facility in December 1998, which resulted in rent and utility expenses of $73,000 for the six months ended June 30, 1999 as compared to $15,000 for the same period in 1998. Selling expenses increased $202,612 to $410,418 for the six months ended June 30, 1999 as compared to $207,806 for the six months ended June 30, 1998. Selling expenses increased due to the addition of sales and administrative staff who have been hired to promote the Company's new financial and custom telemarketing divisions.

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

During the second quarter of 1999, the Company purchased the assets of EZ Connection, an answering service in Wayne, New Jersey. EZ Connection provides inbound telemarketing services to approximately 200 clients in the northern New Jersey area. EZ Connection is currently billing approximately $325,000 on an annualized basis. The purchase price for this transaction of $180,000 consisted of a down payment of $72,000 and a four year note at 8% for the balance of $108,000.

The Company recorded $22,487 in interest income for the six months ended June 30, 1999 as compared to interest income of $20,955 for the same period last year.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS
ENDED June 30, 1998

The Company is reporting net income of $54,433 on total revenues of $1,275,769 for the quarter ended June 30, 1999 as compared to net income of $74,098 on total revenues of $810,686 for the comparable quarter ended June 30, 1998.

Basic earnings per share for the quarter ended June 30, 1999 were $.005 as compared to basic earnings per share of $.006 for the same quarter in 1998.




LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,030,002 at June 30, 1999, as compared to $1,084,556 at December 31, 1998. The primary reason for the decrease in working capital is the down payment of $72,000 in cash and the short term portion of the note for the purchase of assets of EZ Connection. Management believes that this is a temporary reduction in working capital because the Company continues to be profitable and the answering service acquisition described above is currently operating on its own. The Company is projecting to spend a minimal amount on sales and marketing for the new acquisition to promote the additional services that will be available with the purchase of additional equipment and software. The Company will now be able to offer voice mail, order entry and 800 number service, which will broaden its customer base by making out of state sales cost effective. This equipment and software will also be able to handle the anticipated increase in customer capacity, which will be the result of a salesperson dedicated to promoting these new services.

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

August 14, 1999                /s/ Larry Finkelstein
                               Larry Finkelstein,
                               President, Chairman and CFO



August 14, 1999                /s/ Ariel Freud
                               Ariel Freud,
                               Vice President, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 14, 1999              /s/ Larry Finkelstein
                             Larry Finkelstein,
                             President, Chairman and CFO





August 14, 1999
                             /s/ Ariel Freud
                             Ariel Freud, Vice President, Director