Form 10QSB
period 1999-09-30
CORFACTS INC
filed 1999-11-01
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB


(MARK ONE)
( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY
       PERIOD ENDED  September 30, 1999

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


The number of shares outstanding of the registrant s common stock, no par value, at September 30, 1999 is 11,940,521.

                                             File Number
                                                   0-17394

                     Corfacts, Inc. & Subsidiary
                             Form 10-QSB
                          September 30, 1999

                                INDEX

PART I - FINANCIAL INFORMATION                         PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at September 30, 1999      3.

     Consolidated Statements of Operations for the
       three months and nine months ended
       September 30, 1999 and 1998                         5.

     Consolidated Statements of Cash Flows for the
       nine months ended September 30, 1999 and 1998       7.

     Notes to Consolidated Financial Statements            8.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                         10.

PART II - OTHER INFORMATION                               14.

Item 1.  Legal Proceedings                                14.

Item 2.  Changes in Securities                            14.

Item 3.  Defaults Upon Senior Securities                  14.

Item 4.  Submission of Matters to a Vote of
           Securityholders                                14.

Item 5.  Other Information                                14.

Item 6.  Exhibits and Reports on Form 8-K                 14.

Signatures                                                15.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CORFACTS, INC. & SUBSIDIARY
                                BALANCE SHEET

                                            September 30,1999
                                            -----------------
                                               (Unaudited)

      ASSETS



Current Assets
 Cash and cash equivalents                        $1,496,135
 Interest bearing deposits, restricted                38,280
 Interest receivable                                   7,861
 Accounts receivable, net of allowance for
   bad debts of $44,510                              280,751
 Prepaid expenses                                     44,834
 Deferred Taxes                                       10,500
 Other receivable-municipal tax liens, net            10,715
                                                   ---------
 Total Current Assets                              1,889,076
                                                   ---------

Property and equipment, at cost,
  less accumulated depreciation of $131,780          416,065



Other assets
 Loan receivable, officer                             94,743
 Customer lists, net of accumulated
  amortization of $75,550                            158,745
 Goodwill, net of accumulated amortization
   of $23,638                                        180,157
 Security deposits                                    34,054
                                                   ---------
      Total Other Assets                             467,699
                                                   ---------
 TOTAL ASSETS                                     $2,772,840
                                                   =========
cont'd. - Balance Sheet



LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Accounts payable and accrued expenses            $  363,182
 Deferred revenue                                     40,000
 Income taxes payable                                140,174
 Current portion of note payable - shareholder        44,392
 Current portion of note payable - purchase           24,505
   Current portion of capitalized lease obligations   67,053
                                                   ---------
 Total Current Liabilities                           679,306
                                                   ---------
Capitalized lease obligations, net of
  current portion                                    140,845
Note payable - shareholder, net of current portion    91,072
Note payable - purchase, net of current portion       75,752
Deferred Taxes                                        33,200

Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,940,521 shares issued and
   outstanding in 1999                             1,284,052
Retained earnings                                    468,613
                                                  ----------
TOTAL STOCKHOLDERS' EQUITY                         1,752,665
                                                  ----------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $2,772,840
                                                  ==========


                      CORFACTS, INC. & SUBSIDIARY
                       STATEMENTS OF OPERATIONS



                                        Nine months ended
                                          September 30,
                                       1999          1998
                                       ----          ----
                                          (Unaudited)
Revenue:
Revenue telemarketing               $ 4,060,200  $ 2,526,659
Income from tax liens, net                  998        1,150
Interest income                          33,666       33,851
                                      ---------    ---------
     Total revenues                   4,094,864    2,561,660

Direct operating expenses             1,858,857    1,238,985
                                      ---------    ---------
     Gross Profit                     2,236,007    1,322,675

Costs & expenses:
Selling, general & administrative     1,416,328      769,130
Depreciation and amortization            97,518       45,086
Interest expense                         26,182       15,158
                                      ---------    ---------
     Total costs & expenses           1,540,028      829,374
                                      ---------    ---------
     Income before income taxes         695,979      493,301

     Provision for income taxes         295,790      192,400
                                      ---------    ---------
     Net income                        $400,189     $300,901
                                      =========    =========
Basic earnings per common share       $    .034     $   .025
                                      =========    =========
Average common shares outstanding    11,940,521   11,940,521
                                     ==========   ==========
Diluted earnings per common share      $   .030     $   .024
                                     ==========   ==========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   13,380,521   12,648,521
                                     ==========   ==========

                     CORFACTS, INC. & SUBSIDIARY
                       STATEMENTS OF OPERATIONS



                                        Three months ended
                                           September 30,
                                        1999          1998
                                        ----          ----
                                            (Unaudited)
Revenue:
Revenue telemarketing               $ 1,484,314   $  865,635
Income from tax liens, net                  784          -
Interest income                          11,179       12,896
                                      ---------     --------
     Total revenues                   1,496,277      878,531

Direct operating expenses               637,306      462,327
                                      ---------     --------
     Gross Profit                       858,971      416,204

Costs & expenses:
Selling, general & administrative       523,870      287,886
Depreciation and amortization            37,621       15,062
Interest expense                          9,885        4,741
                                      ---------     --------
     Total costs & expenses             571,376      307,689
                                      ---------     --------
     Income before income taxes         287,595      108,515

     Provision for income taxes         125,380       25,600
                                      ---------     --------
     Net income                        $162,215     $ 82,915
                                      =========     ========
Basic earnings per common share        $   .014     $   .007
                                      =========     ========
Average common shares outstanding    11,940,521   11,940,521
                                     ==========   ==========
Diluted earnings per common share      $   .012     $   .007
                                     ==========   ==========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   13,380,521   12,648,521
                                     ==========   ==========

                      CORFACTS, INC. & SUBSIDIARY
                        STATEMENTS OF CASH FLOWS

                                          Nine months ended
                                            September 30,
                                           1999      1998
                                           ----     -----
                                            (Unaudited)
Cash flows from operating activities:
  Net income                             $400,189    $300,901
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            97,518      45,086
  Bad debts provision                      23,000      21,015
  Deferred income taxes                    83,225     167,300

  Increase in accounts receivable        (172,320)    (86,122)
  Increase in interest receivable          (6,812)          -
  (Increase) decrease in prepaid
     expenses                              15,829     (57,532)
  Increase in other assets                 (4,735)    ( 8,957)
  Increase (decrease) in accounts payable
   and other liabilities                  208,760     (58,674)
                                          -------     -------
Net cash provided by operating
   activities                             644,654     323,017
                                          -------     -------
Cash flows used in investing activities:
     Purchase of assets                  (102,500)          -
     Redemption of tax lien certificate     2,350       9,180
     Purchase of equipment               ( 92,276)    (19,896)
  Net cash used in investing              -------     -------
     activities                          (192,426)    (10,716)
                                          -------     -------
Cash flows from financing activities:
     Repayment of note to shareholder     (15,921)          -
     Repayment of acquisition note         (7,743)          -
     Proceeds from issuance of common stock     -       2,479
     Repayment of capitalized lease
      obligations                        ( 57,468)    (25,182)
     Net cash used in financing           -------     -------
          activities                     ( 81,132)    (22,703)
                                          -------     -------
Net increase in cash and cash
   equivalents                            371,096     289,598
Cash and cash equivalents at
   beginning of period                  1,125,039     786,907
                                        ---------   ---------
Cash and cash equivalents at
  end of period                        $1,496,135  $1,076,505
                                        =========   =========

                      CORFACTS, INC. & SUBSIDIARY
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            September 30, 1999



NOTE 1 - BASIS OF PRESENTATION

  The accompanying condensed consolidated interim financial statements included herein have been prepared by Corfacts, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
  In the opinion of management, the information furnished for the nine month period ended September 30, 1999 and 1998 includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1999. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-17394).

NOTE 2 - NATURE OF BUSINESS

  Corfacts, Inc. was organized in 1983, originally as the Business Journal of New Jersey, Inc. Since selling the magazine business in 1990, and discontinuance and sale of the information division in August 1991, the Company has directed on the operations of its significant subsidiary and to pursue potential acquisitions and investments deemed appropriate for the Company to generate an additional return on equity.
  On December 31, 1996 the Company entered into a merger and acquisition plan to acquire all of the shares and assets of Metro Marketing, Inc. a telemarketing firm, effective July 1, 1996. The Company issued 3,904,088 shares of common stock and the balance of the purchase price in the sum of $151,385 shall be paid pursuant to the terms of a promissory note. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Receivables have been generated by transactions with the President which total $94,743. This note is secured by 2,414,316 shares of Company stock.
  The Note Payable, generated by the purchase of Metro
Marketing, Inc., is payable to the Vice President and shareholder of the Company and bears an interest rate of 7%.
During the nine months ended September 30, 1999 and 1998, interest expense on this note was $7,510 and $7,947, respectively.

NOTE 4 - INCOME TAXES

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

Deferred taxes consist of the following at:

                                  September 30, 1999
                                  ------------------
Total deferred tax assets            $  10,500
Less: Valuation allowance                    -
Deferred tax liability                 (33,200)
                                        ------
Net deferred tax liability           $ (22,700)
                                        ======

     Through September 30, 1999, utilization of net operating loss carryforwards has been substantially reduced. Most of the deferred tax liability is attributable to net operating loss carryforwards primarily related to fixed assets.
     The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at September 30, 1999 and September 30, 1998 is as follows:

                                       Percentage of
                                       Pretax Income
                                      ----------------
                                      1999        1998
                                      ----        ----

Tax at US statutory rates             34.0%       34.0%
State income taxes, net of
 federal tax benefit                   6.0%        6.0%
Other adjustments                      2.0%       (1.0%)
                                      -----       -----
Income tax provision                  42.0%       39.0%
                                      ====        ====

                      CORFACTS, INC. & SUBSIDIARY
                      PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1999

The Company is reporting net income of $400,189 on total revenues of $4,094,864 for the nine months ended September 30, 1999 as compared to net income of $300,901 on total revenues of $2,561,660 for the comparable nine months ended September 30, 1998.

Basic earnings per share for the nine months ended September 30, 1999 were $.034 as compared to basic earnings per share of $.025 for the same period in 1998.

Selling, general and administrative costs were $1,416,328 for the nine months ended September 30, 1999 as compared to $769,130 for the nine months ended September 30, 1998. The Company moved to a larger facility in December 1998, which resulted in rent and utility expenses of $114,264 for the nine months ended September 30, 1999 as compared to $21,858 for the same period in 1998, representing an increase in expense of $92,406. Depreciation and amortization expense for the nine months ended September 30, 1999 was $97,518 as compared to $45,086 for the same period in 1998. This increase in depreciation and amortization of $52,432 is attributable to the purchase of additional equipment and furniture necessary for the Company's expansion, as well as amortization related to the purchase of assets of the Company's recent acquisition. Selling expenses increased $328,567 to $685,013 for the nine months ended September 30, 1999 as compared to $356,446 for the nine months ended September 30, 1998. Selling expenses increased due to the addition of sales and administrative staff who have been hired to promote the Company's new financial and custom telemarketing divisions.

During the first quarter of 1999, the Company purchased the assets of a local telemarketing company which specializes in custom script writing tailored to any industry. This transaction further diversifies the services provided by Metro Marketing, the wholly owned subsidiary of Corfacts. The customer base of this new acquisition has shown immediate growth. The Company is continuing to concentrate on the custom needs of larger companies for various telemarketing projects, such as the subscription sales, completion of surveys and lead generation for their products and services. The primary growth in revenue this year is due to the development of the custom telemarketing division.

During the second quarter of 1999, the Company purchased the assets of an inbound service in Wayne, New Jersey. In October 1999, the Company purchased the assets of another inbound telemarketing company, Paramount Inc., which is currently located in Middletown, New Jersey. These accounts will be serviced out of the existing Wayne, New Jersey location.

The Company recorded $33,666 in interest income for the nine months ended September 30, 1999 as compared to interest income of $33,851 for the same period last year.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1998

The Company is reporting net income of $162,215 on total revenues of $1,496,277 for the quarter ended September 30, 1999 as compared to net income of $82,915 on total revenues of $878,531 for the comparable quarter ended September 30, 1998.

Basic earnings per share for the quarter ended September 30, 1999 were $.014 as compared to basic earnings per share of $.007 for the same quarter in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,209,770 at September 30, 1999, as compared to $1,084,556 at December 31, 1998. Working capital has continued to grow, despite the Company's acquisitions during the first and second quarters of 1999. The Company plans on investing only a small amount on sales and marketing for the new inbound division to expand its service capabilities. With the purchase of additional equipment and software, the inbound service division will now be able to offer voice mail, order entry and 800 number service, which will broaden its customer base. This equipment and software will also be able to handle the increase in customer capacity that will occur in October, 1999 with the purchase of the assets of another inbound telemarketing operation and the additional accounts which will be the result of a salesperson dedicated to promoting these new services.

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

November 1, 1999               /s/ Larry Finkelstein
                               Larry Finkelstein
                               President, Chairman and CFO



November 1, 1999               /s/ Ariel Freud
                               Ariel Freud
                               Vice President, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





November 1, 1999              /s/ Larry Finkelstein
                              Larry Finkelstein
                              President, Chairman and CFO


November 1, 1999              /s/ Ariel Freud
                              Ariel Freud
                              Vice President, Director