Form 10KSB
period 1999-12-31
CORFACTS INC
filed 2000-04-03
CIK 791298

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

(Mark One)

 X   Annual Report Pursuant to Section 13 or 15(d) of the
---  Securities Exchange Act of 1934 (No Fee Required) for the
     Year Ended December 31, 1999

     Transition Report Pursuant to Section 13 or 15(a) of the
---  Securities Exchange Act of 1934 (No Fee Required) for the
     transition period from                   to

                     Commission File Number: 0-17394

                      CORFACTS, INC. AND SUBSIDIARY
             (Name of small business issuer in its charter)

        New Jersey                                22-2478379
 (State or jurisdiction of                      (IRS Employer
 incorporation or organization)                 Identification No.)

                         3499 Hwy.9 No., Ste. 3B
                   Freehold, NJ                 07728
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

Registrant had 11,940,521 shares of Common Stock, no par value, outstanding on March 31, 2000.



                    Corfacts, Inc. and Subsidiary
                                PART I

Item 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

We are a full service telemarketing company, providing traditional outbound and inbound call services and customized marketing programs since the acquisition of Metro Marketing, Inc., effective July 1, 1996.

The Company was organized in 1983 under the name "Business Journal of New Jersey, Inc." Through 1989 the Company produced two monthly magazines, Business Journal of New Jersey and Garden State Home & Garden, which were subsequently sold to Micromedia Affiliates, Inc. in March of 1990. In 1990 the company changed its name to Corfacts, Inc. and was in the business information industry, reselling information from the Company s data base in paper and diskette format, until it sold this database and affiliated assets to Ford Publishing, Inc. effective for August 1, 1991.

From 1991 to 1996, the primary operations of Corfacts, Inc. consisted of the management of two small joint ventures, one of which was a partnership which purchased tax lien certificates in New Jersey, and the other which included various underwritings of special projects of the buyer of the information division, while the Company actively searched for an operating concern which could utilize management's experience in marketing.

METRO MARKETING, INC.

On January 21, 1997, the Company completed its acquisition of Metro Marketing, Inc., a New Jersey corporation, which became a wholly owned subsidiary of the Company effective for accounting purposes as of July 1, 1996. Metro Marketing, Inc., located in Freehold, New Jersey, provides telemarketing services, most of which are outgoing call services for customers in various industries. These include practice building services to the medical industry, customer service and pilot program services for the utility industry, lead generating programs for the insurance and mortgage industry, and newspaper and magazine subscription telemarketing services.


RECENT ACQUISITIONS

The Company acquired the assets of a northern New Jersey inbound telemarketing company in June, 1999. The acquired company had approximately 165 current accounts. This division operates independently of the Freehold location. In October, 1999 the Company purchased the assets of another inbound telemarketing company with approximately 125 accounts. These accounts were incorporated into our new facility in Wayne, New Jersey, helping to increase the revenues of this new inbound division with minimal additional costs. Management continues to closely monitor the operations of this division in an effort to keep this division independently profitable.

EMPLOYEES AND CONSULTANTS

The Company employs approximately 40 full-time administrative and sales personnel as well as 50 full-time and 150 part-time inbound and outbound telemarketing service representatives.

Item 2. PROPERTIES

The Company maintains its principal offices at 3499 Hwy. 9 No., Ste. 3B, Freehold, NJ 07728. The twenty-four (24) month lease commenced January 1, 1999 through December, 2000 which was subsequently extended through 2004. The monthly rent is $10,707 per month.

We also entered into a lease in Wayne, New Jersey for our newly acquired inbound telemarketing service. This office space, located at 1599 Hamburg Turnpike, Wayne, New Jersey, 07470, has a monthly rent of $1,600 and an initial term of two years. This lease commenced in August, 1999.

The Company entered into two additional office leases for telemarketing production centers corresponding with the Company's growth in these services. One office is located on Shanck Road, Freehold, New Jersey. The monthly rent for this facility is $2,475 with a term of one year and an option to renew for five additional years, commencing in December 1999. The second new production office, located in Hightstown, New Jersey, commenced in October 1999, and has a monthly rent of $1,375. This lease is for a period of 6 months, with an option to renew after the first six months.

Item 3. LEGAL PROCEEDINGS

The Company, its President and a management employee are the defendants in a lawsuit filed by a former employee of the Company for alleged improper termination. The Company and its co-defendants deny the allegations and intend to vigorously defend their position. Any outcome and its effect on the financial position of the Company, if any, can not be determined at this time.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 1999.


                      Corfacts, Inc. and Subsidiary
                                 PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET PRICES OF COMMON STOCK

The following table sets forth the high and low bid prices for the common stock in each quarter for the fiscal years ended December 31, 1999, and 1998, as provided by the NASD's OTCBB System. The prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

                                      COMMON STOCK

                              High    Low        High    Low
1999                          Bid     Bid         Ask    Ask
-------------------------------------------------------------------
1st quarter                  $ .22  $ .1875     $ .51   $ .24
2nd quarter                  $ .25  $ .21       $ .34   $ .3125
3rd quarter                  $1.625 $ .25       $2.375  $ .40
4th quarter                  $ .875 $ .625      $1.125  $ .875

1998
-------------------------------------------------------------------
1st quarter                  $ .13  $ .11       $ .15   $ .12
2nd quarter                  $ .28  $ .14       $ .37   $ .16
3rd quarter                  $ .25  $ .14       $ .27   $ .125
4th quarter                  $ .21  $ .08       $ .23   $ .11

(b) HOLDERS

As of December 31, 1999, the Company had 11,940,521 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses holding the Company's shares in "street name" for their clients. The Company believes that there are approximately 600 beneficial owners of its common stock.

(c) DIVIDENDS

The Company has not paid or declared any dividends upon its common stock except for the "capital event" when the Company completed a proportionate tender offer for shareholders during 1990, subsequent to the sale of its magazine division.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

The Company's results from operations for the year ended December 31, 1999 consisted of net income of $366,786 on total revenues of $5,385,731, as compared with a net income of $210,487 on revenues of $3,262,930 for the comparable period ended December 31, 1998.

Net income per share for the year ended December 31, 1999 was $.031 as compared to a net income per share of $.018 for the year ended December 31, 1998, an increase of 74%.

Direct operating expenses rose from $1,642,426 in 1998 to $2,593,286 in 1999, corresponding with the increase in the Company service revenue, while the costs as a percentage of sales decreased from 50% in 1998 to 48% in 1999. Selling, general and administrative expenses rose from $1,173,762 in 1998 to $1,975,034 primarily due to additional personnel for the custom marketing division, an expanded MIS Department and increased rent and maintenance costs relating to the relocation of our corporate headquarters in January 1999. As a result, there was a slight increase in selling, general and administrative costs as a percentage of sales in 1999 to 36.7% as compared to 36.0% in 1998. The increase in Depreciation and Amortization expense relates to increases in amortization due to the acquisitions made during the year and increased depreciation expense relating to the equipment purchased for the Company's expansion in 1999.

Interest income increased to $48,281 from $47,078 for the comparable period in 1998. Interest expense increased to $41,333 in 1999 as compared to $20,445 in 1998. Interest expense for 1999 increased due to the two notes payable entered into this year for the business acquisitions and new equipment acquired through leases during this year.

The Company completed the purchase of a small local telemarketing company in February 1999. This new acquisition has helped the Company to expand its telemarketing services on a custom level by offering individualized script writing and marketing programs tailored to any industry. The customer base of this new acquisition, when combined with our existing resources and personnel, has provided the opportunity for immediate growth in this segment of the business during 1999. The acquisition of Paramount and E-Z Connections have positioned the Company for expansion in the inbound telemarketing segment.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital nominaly decreased during the year ended December 31, 1999. Working capital was $962,109 at December 31, 1999 as compared to $992,510 at December 31, 1998. $78,300 of the $255,500 provision for income taxes in 1999 represents the utilization of the deferred tax asset, thus not requiring cash.

Cash flow from operations of $537,966 for 1999 exceeded the $413,923 reported in 1998.

The primary reason for this decrease in working capital was the additional call centers we opened this year, the additional equipment purchases, and the down payments made for the three acquisitions completed during the year.

Management is also considering various equity funding and future acquisition alternatives to increase its already positive working capital and growing profitability. The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company which can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.

YEAR 2000 ISSUES

Many computer systems and software programs, including several used by the Company were reviewed for modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations could result if computer systems are not year 2000 compliant. The Company did not experience any material difficulties this past December 31, 1999.

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





Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) (1)  The following documents are filed as part of this report:

a. Consolidated Financial Statements of the Registrant, Corfacts, Inc. and Subsidiary
                                                            Pages
     (a)  Financial Statements

Report of Schuhalter, Coughlin & Suozzo, LLC                  F-1

Consolidated Balance Sheet of Corfacts, Inc. and
  Subsidiary as of December 31, 1999                          F-2

Consolidated Statements of Operations of Corfacts,
  Inc. and Subsidiary for the two years ended
  December 31, 1999                                           F-3

Consolidated Statement of Changes in Stockholders'
  Equity for the two years ended December 31, 1999            F-4

Consolidated Statements of Cash Flows for the
  two years ended December 31, 1999                           F-5

Notes to Financial Statements                         F-6 to F-19

     (b)  Interim Financial Statements
          Not applicable.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     There has been no change in accountants and there have been no disagreements with the accountants regarding financial disclosure.


Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(a)Directors and Officers. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

NAME                         POSITION HELD
-----------------------------------------------------
Larry Finkelstein            President, Chairman

Ariel Freud                  Vice President, Director


Item 10. EXECUTIVE COMPENSATION

                                    SALARIES, FEES,
                                    DIRECTOR'S FEES,
                  CAPACITIES IN     COMMISSION        STOCK
NAME              WHICH SERVED      AND BONUSES       AWARD
--------------------------------------------------------------------
Larry Finkelstein  President,       $140,250       100,000 options
                   Chairman                         at $.12

Ariel Freud        Vice President,  $130,500       100,000 options
                    Director                        at $.12


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of common shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares as of December 31, 1999.

                   AMOUNT AND NATURE OF      PERCENTAGE
NAME AND ADDRESS   BENEFICIAL OWNERSHIP      OF CLASS OWNED
--------------------------------------------------------------
Larry
Finkelstein         3,864,088*  President,    32%
3499 Hwy. 9 No.                 Chairman
Freehold, NJ  07728

Ariel Freud         4,194,088*  Vice Pres.    35%
3499 Hwy. 9 No.
Freehold, NJ  07728

* Does not include 40,000 shares owned by Mr. Finkelstein's sibling.

* Does not include 90,000 shares owned by Mr. Freud's father.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time the Company advanced loans to the founder and president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance of $74,493 and $94,743 at December 31, 1999 and 1998 respectively. Through December 31, 1998 the founder and president has secured this note with 2,414,316 shares of the Company's common stock. The founder and president repaid $20,250 and $12,500 toward principle of this note in 1999 and 1998, respectively.

NOTES RECEIVABLE

The Company has periodically provided working capital loans to Ford Publishing Inc., the buyer of the information division, in the form of a credit line, which had a balance outstanding at December 31, 1999 of $14,726 and a balance of $0 at December 31, 1998. In addition, the Company periodically assists in the collection of Ford Publishing's credit card sales.

OTHER TRANSACTIONS

On September 16, 1997, the Company guaranteed the debts of the vice president and a key employee in the amounts of $26,250 and $10,000 respectively. The Company has assigned as collateral two certificates of deposit for each loan balance. These certificates are subject to withdrawal restrictions for the loan balance until paid in full.

As of January 1, 1997, the Company entered into employment agreements with its president and vice president through December 31, 1999. The agreements provide for annual compensation of $62,400 plus $4,800 reimbursed auto expenses. Effective January 1, 1999, the board of directors approved an increase in annual compensation to $85,000 for both the President and Vice President. Effective January 1, 2000 the Board of Directors approved a salary increase to $115,000 per year and an increase in reimbursed auto expenses to $6,000 per year for both the President and Vice President. Additionally, the board of directors approved bonuses of $35,000 each for 1999 and $25,000 for 1998.

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

On December 15, 1999, the Company adopted an incentive stock options plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to August 31, 2009 at 100% of the fair market value of a share on the date the option is granted. As of December 31, 1999 there are 195,000 outstanding options. To date none have been exercised.

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

Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB . Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

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

    (b)  Reports on Form 8-K

         None.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31,2000

                                   Corfacts, Inc.
                                   By:

                                   /s/Lawrence Finkelstein
                                   -----------------------
                                   Lawrence Finkelstein
                                   President, Chairman


                                   /s/Ariel Freud
                                   -----------------------
                                   Ariel Freud
                                   Vice President, Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2000                     Corfacts, Inc.
                                   By:

                                   /s/Lawrence Finkelstein
                                   -----------------------
                                   Lawrence Finkelstein
                                   President, Chairman


                                   /s/Ariel Freud
                                   -----------------------
                                   Ariel Freud
                                   Vice President, Director













                       INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

CORFACTS, INC. AND SUBSIDIARY


We have audited the consolidated balance sheet of Corfacts, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years then ended in the accompanying index to financial statements and schedules (Item 7 (A)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and schedules listed in the accompanying index to financial statements (Item 7 (A)) present fairly, in all material respects, the financial position of Corfacts, Inc. and Subsidiary as of December 31 1999, and the results of its operations and its cash flows for the two years then ended December 31, 1999 in conformity with generally accepted accounting principles.



                           /s/ Schuhalter, Coughlin & Suozzo, LLC
                               ----------------------------------
                               Schuhalter, Coughlin & Suozzo, LLC
                                 Certified Public Accountants


Raritan, New Jersey

March 23, 2000

                       CORFACTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1999

      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $1,235,380
  Interest bearing deposits - restricted                40,234
  Interest receivable                                    3,005
  Accounts receivable net of allowance for
    bad debts of $55,010                               412,068
  Notes receivable                                      14,726
  Other receivable - municipal tax liens (net of
    estimated disposition costs of $6,500)               4,994
  Other interest receivable - tax liens                  6,813
  Prepaid expenses and other current assets             80,042
                                                     ---------
      TOTAL CURRENT ASSETS                           1,797,262

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $171,780                             661,920

Goodwill and customer lists, net of accumulated
  amortization of $117,211                             431,129

OTHER ASSETS
  Loan receivable - officer                             74,493
  Security deposits                                     63,302
  Deferred taxes                                        11,340

      TOTAL OTHER ASSETS                               149,135
                                                     ---------
      TOTAL ASSETS                                   3,039,446
                                                     =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                406,436
  Deferred revenue                                      90,800
  Customer deposits                                     48,510
  Income taxes payable                                  73,208
  Current portion of capitalized lease obligations     131,386
  Current portion - note payable - stockholder          45,169
  Current portion - other notes payable                 39,644

      TOTAL CURRENT LIABILITIES                        835,153

Capitalized lease obligations, net of current portion 292,654 Note payable - stockholder, net of current portion 80,937
Other notes payable, net of current portion             82,325
Deferred taxes                                          29,115

STOCKHOLDERS' EQUITY
  Common stock, no par value, 20,000,000 shares
   authorized; 11,940,521 shares issued and
   outstanding                                       1,284,052
  Retained Earnings                                    435,210
                                                     ---------
      TOTAL STOCKHOLDERS' EQUITY                     1,719,262
                                                     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $3,039,446
                                                     =========

The accompanying notes are an integral part of these financial statements.
                                                                        F-2

                      CORFACTS, INC. AND SUBSIDIARY
                         STATEMENTS OF OPERATIONS


                                                          Year Ended
                                                          December 31,
                                                       1999       1998
                                                     ---------  ---------
INCOME
  Revenue telemarketing                             $5,335,367 $3,213,603
  Equity in earnings of unconsolidated investee            784          -
  Income from tax lien certificates                      1,299      2,249
  Interest income                                       48,281     47,078
                                                     ---------  ---------
      TOTAL REVENUES                                 5,385,731  3,262,930

DIRECT OPERATING EXPENSES                            2,593,286  1,642,426
                                                     ---------  ---------

      GROSS PROFIT                                   2,792,445  1,620,504

COSTS AND EXPENSES
  Selling, general and administrative                1,975,039  1,173,762
  Depreciation and amortization                        153,787     63,078
  Interest expense                                      41,333     20,445
                                                     ---------  ---------
      TOTAL COSTS AND EXPENSES                       2,170,159  1,257,285
                                                     ---------  ---------
      INCOME BEFORE INCOME TAXES                       622,286    363,219

      PROVISION FOR INCOME TAXES                      (255,500)  (152,732)
                                                     ---------  ---------
      NET INCOME                                    $  366,786 $  210,487
                                                     =========  =========

BASIC EARNINGS PER COMMON SHARE                     $     .031 $     .018
                                                     =========  =========

AVERAGE COMMON SHARES OUTSTANDING                   11,940,521 11,924,961
                                                    ========== ==========

DILUTED EARNINGS PER COMMON SHARE                   $     .028 $     .016
                                                      ========  =========
AVERAGE COMMON SHARES AND EQUIVALENTS
  OUTSTANDING                                       13,266,312 13,069,961
                                                    ========== ==========




The accompanying notes are an integral part of these financial statements.
                                                                        F-3

                       CORFACTS, INC. AND SUBSIDIARY

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE TWO YEARS ENDED DECEMBER 31, 1999





                            Number      Common      Retained
                            of Shares   Stock       Earnings    Total
                            ----------------------------------------------
Balance, January 1, 1998    11,909,402  $1,281,573  $(142,063)  $1,139,510

Stock issued                    31,119       2,479          -        2,479

Net income for the year              -           -    210,487      210,487
                            ----------   ---------   --------    ---------
Balance, December 31, 1998  11,940,521   1,284,052     68,424    1,352,476

Net income for the year              -           -    366,786      366,786
                            ----------   ---------   --------    ---------
Balance, December 31, 1999  11,940,521  $1,284,052  $ 435,210   $1,719,262
                            ==========   =========   ========    =========






The accompanying notes are an integral part of these financial statements.
                                                                        F-4

                       CORFACTS, INC. AND SUBSIDIARY

                         STATEMENTS OF CASH FLOWS

                                                         Year Ended
                                                         December 31,
                                                      1999         1998
                                                     ------       ------
 Cash flows from operating activities:
 Cash received from customers                      $5,061,758  $3,229,851
  Cash paid to employees and suppliers             (4,419,027) (2,827,595)
  Interest received                                    46,325      45,048
  Tax lien certificate cash received                    1,175       9,081
  Interest expense                                    (41,333)    (20,445)
  Income taxes paid                                  (110,932)    (22,017)
    Net cash provided by (used in) operating        ---------   ---------
      activities                                      537,966     413,923
                                                    ---------   ---------
Cash flows from investing activities:
  Return of capital from partnership                    2,166           -
  Purchase of restricted certificates of deposit       (1,954)     (2,030)
  Purchase of equipment                              (189,209)    (24,672)
  Acquisitions of customer lists and goodwill        (132,660)          -
                                                    ---------    --------
    Net cash used in investing activities            (321,657)    (26,702)
                                                    ---------    --------
Cash flows from financing activities:
  Repayment of note payable                                 -     (16,410)
  Repayment of capitalized lease obligations          (80,750)    (37,147)
  Notes receivable advances                            (4,158)    (10,512)
  Repayment from officer                               20,250      12,501
  Repayment of note payable - stockholder             (25,279)          -
  Common stock issued                                       -       2,479
  Repayment of other notes payable                    (16,031)          -
    Net cash provided by (used in) financing         --------    --------
        activities                                   (105,968)    (49,089)

Net increase (decrease) in cash and cash
  equivalents                                         110,341     338,132

Cash and cash equivalents - beginning of period     1,125,039     786,907
                                                    ---------   ---------
Cash and cash equivalents - end of period          $1,235,380  $1,125,039
                                                    =========   =========
Reconciliation of net income to net cash provided
 by (used in) operating activities:
Net income (loss)                                  $  366,786  $  210,487
Adjustments:
  Depreciation and amortization                       153,787      63,078
  Bad debts provision                                  34,128       1,130
  Deferred income taxes                                78,300     133,675
Changes in assets and liabilities:
  Decrease(increase) other receivable - tax
    lien interest                                        (908)      9,024
  (Increase) decrease in interest receivable           (1,956)         57
  (Increase) in accounts receivable                  (322,539)    (69,205)
  Increase in accounts payable and accrued expenses   169,160      47,012
  Increase in deferred revenue                            420      76,955
  (Increase) in security deposits                     (33,983)    (11,153)
  (Increase) in prepaid expenses and other current
    assets                                            (20,007)    (44,177)
  Increase (decrease) in income taxes payable          66,268      (2,960)
  Increase in customer deposits                        48,510           -
                                                     --------    --------
    Net cash provided by (used in) operating
      activities                                   $  537,966  $  413,923
                                                     ========    ========

The accompanying notes are an integral part of these financial statements.
                                                                        F-5

                      CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -NATURE OF BUSINESS

    Corfacts, Inc. was organized in June 1983, originally as the Business Journal of New Jersey, Inc. Since selling the magazine business in 1990, and discontinuance and sale of the information division in August of 1991, the company directed its efforts to seek potential acquisitions and investments deemed appropriate for the company to generate a return on equity. On December 31, 1996 Corfacts, Inc. acquired all the shares and assets of Metro Marketing, Inc., a telemarketing firm, deemed to be effective June 30, 1996. The Company issued 3,904,088 shares of common stock and the balance of the purchase price in the sum of $151,385 shall be paid pursuant to the terms of a promissory note. The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Equity Method

    The investment in partnership in which the company has a 33% interest is carried at cost, adjusted for the partnership's proportionate share of their undistributed earnings.

    Property and Equipment

    Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using straight-line and accelerated methods over the five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations in 1999 and 1998 was $104,458 and $36,310, respectively.

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

    Goodwill

    Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition and is amortized on a straight line basis over 20 years. Amortization expense charged to operations for 1999 and 1998 was $48,379 and $26,768 respectively.

                                                                        F-6

                     CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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



                                                                        F-7

                      CORFACTS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

    Schedule of Non Cash Investing and Financing Activities

                                                       1999          1998

    Assets acquired under capital leases             $ 322,504   $ 144,937
    Seller financing provided by acquisitions        $ 138,000   $       -

    Advertising Costs

    Advertising costs are charged to operations when incurred. Advertising costs during the period ended December 31, 1999 and 1998 amounted to $31,448 and $15,939 respectively.

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

    Comprehensive Income

    There were no items of other comprehensive income in 1999 and 1998 and thus, net income is equal to comprehensive income for each year presented.


NOTE 3 - BUSINESS COMBINATIONS

    For the year ended December 31, 1999 the Company made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding twenty years. Each transaction is outlined as follows:

                                                    Form of Consideration and
Acquired Companies       Consideration   Date       Other Notes to Acquisition
-----------------------------------------------------------------------------

E-Z Connection Answering  $193,500       June 1999  $85,500 in Cash,$108,000
Service, Inc.                                       note payable; equipment,
                                                    goodwill and customer
                                                    list recorded

Paramount Telephone       $ 96,750       Oct. 1999  $66,750 in Cash, $30,000
Answering Service, Inc.                             note payable; equipment,
                                                    goodwill, customer list
                                                    recorded

Advanced Marketing        $ 30,500       March 1999 $30,500 in Cash; customer
                                                    list recorded; contingent
                                                    compensation


NOTE 4 - INVESTMENTS

    The company has an interest in a partnership which is primarily involved in investing in delinquent municipal tax lien certificates which are collateralized by the real estate being taxed in Monmouth County, New Jersey. The investment is accounted for using the equity method and represents a 33% ownership in the partnership. The Company's accumulated equity in the undistributed earnings of the partnership included in Retained Earnings amounted to $0 and $2,166 at December 31, 1999 and 1998, respectively.


    Condensed financial information for the partnership is as follows:

               Summary of Statements of Financial Condition

                                                           December 31,
                                                          1999       1998
        Assets
          Delinquent municipal tax lien certificates     $    - $   4,705
          Accrued interest - tax lien certificates            -     2,420
                                                          -----    ------
                Total Assets                                  - $   7,125
                                                          =====    ======
        Liabilities and Partners' Equity
          Accrued expenses                               $    - $     608
               Total Liabilities                              -       608
                                                          -----    ------

        Partners' Equity
          Corfacts, Inc.                                      -     2,166
          Other                                               -     4,405
                                                          -----    ------
             Total Liabilities and Partners' Equity      $    - $   7,125
                                                          =====    ======
                   Summary of Statement of Operations

          Interest Income                                $  784 $       -
          Expenses                                            -         -
                                                          -----    ------
                Net Income                               $  784 $       -
                                                          =====    ======

NOTE 5 - PROPERTY AND EQUIPMENT

    The following is a summary of property and equipment - at cost, less accumulated depreciation.
                                            December 31,
                                         1999        1998

          Furniture and fixtures       $ 145,887 $  99,243
          Equipment                      669,305   223,782
          Leasehold improvements          18,508     3,960
                                         -------   -------
                                         833,700   326,985

         Less: accumulated depreciation (171,780)  (73,193)
                                         -------   -------
              Net fixed assets         $ 661,920 $ 253,792
                                         =======   =======

NOTE 6 - INTEREST EXPENSE

    Interest expense totaled $41,333 and $20,445 for the years ended December 31, 1999 and 1998, respectively.


NOTE 7 - NOTES PAYABLE - STOCKHOLDER AND OTHER NOTE PAYABLE

    Stockholder

    On December 31, 1996 the Company partially financed the purchase of Metro Marketing, Inc. with a note to the former sole shareholder of Metro, who is presently an officer and stockholder of Corfacts for $151,385. The terms of the note is payable as follows:

    During the first two years of the note, payment of interest only, at 7% per annum. Effective annual rate of this note is 7.186% made in quarterly payments. During the next 4 years, equal quarterly payments of both principal and interest until this note is paid. Corfacts, Inc. has the right to prepay this note without penalty. Should the company default on this note, the holder becomes a secured creditor. On December 31, 1999 $126,106 was outstanding on this note.

    Other Notes Payable

    On September 26, 1997 the Company agreed to convert amounts payable to a former vendor to a non interest bearing note payable. Monthly payments of $5,470 were due for five months. This note was repaid in full during the year ended December 31, 1998.

    The Company financed $108,000 of the purchase of the EZ Connection Answering Services assets with a note to the sellers. The terms of the note is payable as follows:

    For four years equal monthly installments of $2,636 including interest at 8%.

    The Company financed $30,000 of the purchase of the Paramount Answering Service assets with a note to the sellers. The terms of the note is payable as follows:

    For two years equal monthly installments of $1,343 including interest at 8%.

    On December 31, 1999 $121,969 was outstanding on these two notes.

    Aggregate maturities required on long term debt at December 31, 1999 are as follows:

      2000                                   $ 84,813
      2001                                     79,148
      2002                                     71,191
      2003                                     12,923
                                              -------
        Total                               $ 248,075
                                              =======
NOTE 8 - LEASES

    Operating Leases

    The Company leases office space in Freehold, New Jersey. At its prior location the lease originally had a term through August 1, 1998 which was extended on a month to month basis until December 1998.

    In December, 1998 the Company entered into a new lease, at a different location in Freehold. The lease provides for minimum monthly rentals of $9,503 including certain operating charges through December 2001. The Company also paid $15,960 to the landlord as a security deposit.

    As of January 1, 2000 the Company renegotiated this lease to December 31, 2004. The lease provides for minimum monthly rentals of $10,707 including certain operating charges through December 2004. The Company also paid $2,305 to the landlord as additional security deposit.

    In September 1999 the Company entered into a new lease for office space located in East Windsor, New Jersey effective October 1, 1999 and ending on March 31, 2000. To date this lease has not been renewed. The Company is leasing the premises on a month to month basis at $1,375 per month.

    In July 1999 the Company entered into a lease for office space in Wayne, NJ. The lease provides for minimum monthly rentals of $1,600 through July 2001. The Company also paid $3,200 to the landlord as a security deposit.

    In October 1999 the Company entered into a lease for an apartment located in New York City effective October 1999 and ending on October 2001. The lease provides for minimum monthly rentals of $2,500 through October 2001. The Company also paid $3,750 to the landlord as a security deposit.

    In December 1999 the Company entered into a new lease for additional office space in Freehold, NJ. The lease provides for minimum monthly rentals of $2,472 including certain operating charges through November 2000. The Company also paid $4,250 to the landlord as a security deposit.

    Following is a summary of renewal options.

                                                  Renewal Option
      Description           Expiration                        Annual
      Of Property              Date              Terms        Rental
    -------------------------------------------------------------------
    Office Space              11/30/2000        5 years   $ 29,664
    Freehold

    Office Space               3/31/2000        5 years   $ 20,250
    Hightstown


    Rental expense for office space was $128,798 in 1999 and $21,960 in 1998.

    The total future minimum rental payments required are as follows:

            2000                               $ 209,001
            2001                                 164,684
            2002                                 128,484
            2003                                 128,484
            2004                                 128,484
                                                 -------
                                               $ 759,137
                                                 =======

    Capital Leases

    The Company is the lessee of computer equipment and office fixtures under capital leases expiring at various dates through 2004. The assets and liabilities are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease term or their estimated useful life. Amortization of assets under capital leases is included in depreciation expense for 1999 and 1998.

    Following is a summary of equipment held under capital leases:

                                           1999       1998

           Equipment                    $ 465,715 $ 166,768
           Furniture and fixtures         109,417    85,860
                                          -------   -------
           Total                          575,132   252,628

           Less: accumulated depreciation(108,541)  (44,675)
                                          -------   -------
                                        $ 466,591 $ 207,953
                                          =======   =======

    Minimum future lease payments under capital leases as of December 31, 1999 for each of the next five years are as follows:

            2000                               $ 177,309
            2001                                 165,673
            2002                                 137,909
            2003                                  31,958
            2004                                       0
                                                 -------
            Total minimum lease payments         512,849

            Less amounts representing interest   (91,147)
                                                 -------
            Present value of net minimum lease
              payment                          $ 421,702
                                                 =======

    The interest rate on capitalized leases varies from 8.4% to 14% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

    These capital lease agreements provide for a 10% purchase option at the end of the lease based on lessors cost of the equipment or the lease term can be renewed.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                    December 31,
                                                  1999        1998

             Administrative expenses           $ 364,422 $ 189,727
             Payroll tax liabilities              42,014    47,549
                                                 -------   -------
                   Total                       $ 406,436 $ 237,276
                                                 =======   =======
NOTE 10 - INCOME TAXES

    Deferred taxes consist of the following at:
                                                    December 31,
                                                 1999          1998

      Total deferred tax assets                $  11,340  $  63,590
      Deferred tax liability                     (29,115)    (3,065)
                                                 -------     ------
      Net deferred tax assets (liability)      $ (17,775) $  60,525
                                                 =======     ======

    The deferred tax assets are attributable to available net operating loss carryforwards and the excess amortization for financial reporting purposes over tax purposes. No valuation allowance has been calculated due to the reasonable expectation that they will be utilized because of the Company's profitability.

    During 1999 and 1998, a provision for taxes was recorded as computed below.

                                                 1999        1998
      Current Income Tax (Expense)
        Federal                             $ (150,700) $       -
        State                                  (26,500)   (19,087)
                                               -------   --------
        Total                                 (177,200)   (19,087)

      Deferred Tax (Expense)
        Federal                                (61,800)  (117,700)
        State                                  (16,500)   (15,945)
                                              --------   --------
        Total income tax expense             $(255,500) $(152,732)
                                              ========   ========

    The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is as follows:

                                      Percentage of Pretax Income
                                           1999        1998

      Tax at US statutory rates            (34.0) %  (34.0) %
      State income taxes, net of federal
        tax benefit                         (5.9)     (6.2)
      Other reconciling items               (1.2)     (1.8)
                                            ----     -----
      Income tax provision                 (41.1) %  (42.0) %
                                            ====      ====

    As of December 31, 1999 the Company has no available operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years.

NOTE 11 - COMMITMENTS

    On September 16, 1997 the Company guaranteed the debts of the vice president and a key employee in the amounts of $26,250 and $10,000 respectively. The Company has assigned as collateral two certificates of deposit for each loan balance. These certificates are subject to withdrawal restrictions for the loan balance until paid in full.

    As of January 1, 1997, the Company entered into employment agreements with its president and vice president through December 31, 1999 which has been extended through 2001. The agreements provide for annual compensation of $115,000 and $85,000 plus $6,000 reimbursed auto expenses. Additionally the board of directors approved bonuses of $35,000 and $25,000 each for 1999 and 1998, respectively.

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

NOTE 12 - STOCK OPTIONS

    On May 9, 1988, the Company adopted an Incentive Stock Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998. This plan has expired and no options are outstanding from this plan.

    In January 1999 the president and vice president were granted 100,000 options to purchase the Company stock at $.12 for a period of 10 years through January 2009. To date none of these options have been exercised.

    On December 15, 1997 the Company adopted the 1997 incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to December 15, 2008 at an option price to be determined at the date of grant. In December 1998 and January 1999, 10,000 and 96,000 options at $.15, respectively, were granted under this plan. During 1999, 120,000 options were canceled under this plan. As of December 31, 1999 there are 1,126,000 outstanding options under this plan. None have been exercised to date.

    On October 22, 1999 the Company adopted the 1999 incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to August 31, 2009 at 100% of the fair market value on the date the option is granted. During November and December 1999, 100,000 options at $.85 and 95,000 options at $.83, respectively, were granted under this plan. As of December 31, 1999 there are 195,000 outstanding options. None have been exercised to date.

    A summary of the stock option activity for the years ended December 31, 1999 and 1998, including options subject to the terms of the Plans and fixed priced non-qualified options, is set forth below:

                                                          Weighted
                                             Number of    Average
                                             Options     Exercise Price
                                            ---------------------------
        Outstanding at January 1, 1998      1,140,000     $ .10
           Granted                             10,000       .15
           Exercised                                -       .--
           Canceled                                 -       .--

        Outstanding at December 31, 1998    1,150,000       .10
           Granted                            491,000       .42
           Exercised                                -       .--
           Canceled                          (120,000)      .15

        Outstanding at December 31, 1999    1,521,000    $  .19

        Exercisable at December 31, 1999    1,521,000    $  .19

    The weighted average fair value of options granted in 1999 and 1998 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 164%, risk-free interest rate of 5.5% and expected option life of 3 years.

    The per share weighted-average fair value of stock options granted during 1999 and 1998 was $185,574 and $1,290, respectively. The per share weighted average remaining life of the options outstanding at December 31, 1998 and 1999 is 9.8 and 8.9 years, respectively.

    The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company s net income, net of the income tax effect, for 1999 and 1998 would have been decreased to the pro forma amounts shown below.

                                             December 31,
                                          1999        1998
       Net Income:
         As reported                    $ 366,786 $ 210,487
         Pro forma                      $ 257,296 $ 209,727


NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

    From time to time the Company advanced loans to the founder and president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance of $74,493 and $94,743 December 31, 1999 and 1998 respectively. Through December 31, 1999 the founder and president has secured this note with 2,414,316 shares of the Company s common stock. The founder and president repaid $20,250 toward principle of this note in 1999 and $12,500 in 1998.

    Included in interest income for 1999 and 1998 from the officer was $0 and $0, as the board of directors agreed to waive the interest on this note. Additionally, in connection with the acquisitions discussed in Note 2, the president was paid a finders fee of $20,250 in 1999 and $12,500 in 1998.

    The vice president also received $9,717 of interest in 1999 and $10,597 in 1998 for the note payable discussed in Note 6.

    The company has periodically provided working capital loans to Ford Publishing, Inc., the purchaser of the information division. The interest rate was 10% and the term was generally ninety days. During 1993 these transactions were combined in a form of a credit line with interest at 12% which had a balance outstanding at December 31, 1999 and 1998 of $14,726 and $0, respectively. This note is collateralized by the accounts receivable and inventory of Ford Publishing, Inc.

    The company assists in the collection of Ford Publishing's credit card sales. During 1999 and 1998 the Company collected $69,975 and $59,321 respectively, net of related bank charges for Ford Publishing. These funds were used to pay back the working capital loans given to Ford Publishing during the year.

    Included in interest income was $0 and $0 from Ford Publishing, Inc. for the periods ended December 31, 1999 and 1998, respectively.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments, non-interest bearing cash deposits, accounts receivable, notes receivables and investment in a partnership. Metro Marketing Inc. provides telemarketing services primarily to the chiropractic services industry and public utility companies. The Company grants credit to customers including chiropractors, publishers and other major companies in varied locations across the country. The Company has a major customer which accounted for more than 18.8% of sales in 1999 and 0% in 1998.
    Sales to this customer were $1,006,452 and $0 for the years ended 1999 and 1998. Accounts receivable from this customer totaled $249,102 and $0 at December 31, 1999 and 1998 respectively.

    From time to time, the company places its temporary cash investments and non-interest bearing deposits with financial institutions with balances in excess of the FDIC insured limits. Management has attempted to reduce its credit risk by placing its certificates of deposit approximating $100,000 each in various financial institutions in New Jersey. Consequently, in managements opinion, no significant concentrations of credit risk exists for the corporation. On December 31, 1999 and 1998, $522,527 and $637,585 of cash and interest bearing deposits exceeded FDIC insured limits respectively.

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

    Investment in Partnership

    The partnership's only assets were municipal tax liens. Had the company been forced to foreclose on the real estate listed as collateral there was a potential for total loss from this investment. This partnership terminated in 1999, without any such loss.


NOTE 15 - RETIREMENT PLAN

    The company maintains a 401(k) profit sharing plan that covers substantially all employees of the company and its subsidiaries who have completed one year of service and have attained age 20. The Company may make discretionary matching contributions equal to a percentage of the amount of the employee s salary reduction amount. The Company may also make discretionary contributions in addition to the matching provision above. All required contributions have been provided for and funded when due. The 401(k) plan expense totaled $10,806 in 1999.

NOTE 16 - COMMON STOCK

    In connection with the acquisition of Metro Marketing 3,904,088 shares of common stock were issued to the shareholder of Metro and current vice president of the Company.

    Reserved Shares

    1,521,000 stock options are outstanding on December 31, 1999. See note 12.

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

    The activity in ESPP during 1998 follows:

                                                  Shares

      Available beginning                            432
      Authorized during year                      44,147
      Purchased through plan                     (31,119)
                                                  ------
      Available before termination                13,460
                                                  ------
      Canceled due to discontinuance of the plan (13,460)
                                                  ------
      Available at the end of year                     0
                                                  ======
NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments as of December 31 are as follows:

    Non trading instruments
                                    Carrying Amount          Fair Value
                                     1999      1998       1999       1998
      Assets:                    ---------------------------------------------
        Cash and equivalents    $1,235,380 $1,125,039 $1,235,380    $1,125,039
        Restricted cash             40,234     38,280     40,234        38,280
        Officer loans               74,493     94,743     74,493        86,500
        Interest receivable          3,005      1,049      3,005         1,049
        Notes receivable            14,726     10,568     14,726        10,568
        Other interest receivable -
          tax liens                  6,813      7,533      6,813         7,533
        Other receivable               925      3,366        925         3,366

      Liabilities
        Note payable shareholder   126,106    151,385    126,106       151,385
        Other notes payable        121,969          -    121,969             -


NOTE 18 - SUBSEQUENT EVENTS

    Legal Proceedings

    The Company, its President and a management employee are the defendants in a lawsuit filed by a former employee of the Company for alleged improper termination. The Company and its co-defendants deny the allegations and intend to vigorously defend their position. Any outcome and its effect on the financial position of the Company, if any, cannot be determined at this time.