Form 10QSB
period 2000-03-31
CORFACTS INC
filed 2000-05-12
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-QSB



(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM              TO

                       COMMISSION FILE NUMBER  0-17394



                         CORFACTS INC. AND SUBSIDIARY
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        New Jersey                                   22-2478379
    (State or other jurisdiction of          (I.R.S. Employer ID No.)
     incorporation or organization)

                3499 Hwy. 9 No., Ste. 3B, Freehold, NJ  07728
                   (Address of principal executive offices)

                               (800) 696-7788
            (Registrant s telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
              Yes  X   No
                  ---

Transitional Small Business Disclosure Format: Yes   No x
                                                       ---

The number of shares outstanding of the registrant s common stock, no par value, at March 31, 2000 is 11,940,521.

                      Corfacts, Inc. & Subsidiary
                               Form 10-QSB

                              March 31, 2000


                                  INDEX



PART I.   FINANCIAL INFORMATION                                    PAGE

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet at March 31, 2000 . . . . . . . 3

          Consolidated Statements of Operations for the
          Three months ended March 31, 2000 and 1999 . . . . . . . . 4

          Consolidated Statements of Cash Flows for the
          Three months ended March 31, 2000 and 1999 . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . 6


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations . . . . . 8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .10

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . .10

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . .10

Item 4.   Submission of Matters to a Vote of Security holders. . . .10

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .10


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11


                      CORFACTS , INC. & SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                             March 31, 2000
                               (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                                  $1,227,237
 Interest bearing deposits, restricted                          40,234
 Interest receivable                                             6,535
 Accounts receivable, net of allowance for
   doubtful accounts of $32,826                                358,043
 Note Receivable                                                22,472
 Prepaid expenses and other current assets                      75,890
 Other receivable-municipal tax liens, net                       7,738
                                                             ---------
     Total Current Assets                                    1,738,149
                                                             ---------
Property and equipment, at cost, less
  accumulated depreciation of $219,277                         673,646
Goodwill and customer lists, net of accumulated
  amortization of $134,335                                     414,005
Other assets
 Loan receivable, officer                                       74,493
 Deferred taxes                                                 11,340
 Security deposits                                              66,619
      Total Other Assets                                       152,452
                                                             ---------
 TOTAL ASSETS                                               $2,978,252
                                                             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses                      $  349,089
 Deferred revenue                                               87,000
 Customer deposits                                              41,395
 Current portion of note payable - shareholder                  54,836
 Current portion of note payable - other                        40,405
 Current portion of capitalized lease obligations              143,602
                                                               -------
     Total Current Liabilities                                 716,327
                                                               -------
Capitalized lease obligations, net of
  current portion                                              302,798
Note payable - shareholder, net of current portion              62,547
Note payable - other, net of current portion                    71,934
Deferred Taxes                                                  32,237

Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,940,521 shares issued and
   outstanding at March 31, 2000                             1,284,052
 Retained earnings                                             508,357
                                                             ---------
TOTAL STOCKHOLDERS' EQUITY                                   1,792,409
                                                             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $2,978,252
                                                             =========




See notes to consolidated financial statements.

                       CORFACTS, INC. & SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                                                 Three months ended
                                                      March 31,
                                                 2000          1999
                                                ------        ------
REVENUE

  Revenue telemarketing                      $ 1,655,463    $1,312,127
  Income from tax liens, net                           -           214
  Interest income                                 11,295        10,477
                                               ---------     ---------
     TOTAL REVENUES                            1,666,758     1,322,818

DIRECT OPERATING EXPENSES                        845,315       592,169
                                               ---------     ---------
     GROSS PROFIT                                821,443       730,649

COSTS & EXPENSES
  Selling, general & administrative              616,720       388,825
  Depreciation and amortization                   64,621        27,862
  Interest expense                                17,955         8,061
                                                 -------       -------
     Total costs & expenses                      699,296       424,748
                                                 -------       -------
     Income before income taxes                  122,147       305,901

     Provision for income taxes                  (49,000)     (122,360)
                                                 -------       -------
     Net income                                 $ 73,147      $183,541
                                                 =======       =======
Basic earnings per common share                 $   .006      $   .015
                                                 =======       =======
Average common shares outstanding             11,940,521    11,940,521
                                              ==========    ==========
Diluted earnings per common share               $   .006      $   .014
                                                 =======       =======
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                            13,068,484    13,085,521
                                              ==========    ==========





See notes to consolidated financial statements.

                            CORFACTS, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                        Three months ended
                                                             March 31,
                                                         2000         1999
                                                        ------       ------
Cash flows from operating activities:
  Net income                                           $ 73,147     $183,541
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization                          64,621       27,862
  Bad debts provision                                    17,000        7,500
  Deferred income taxes                                   3,122       63,590
Changes in assets and liabilities:
  Accounts receivable                                    37,025      (70,881)
  Interest receivable                                    (3,530)      (1,151)
  Prepaid expenses                                        4,152       60,230
  Other assets                                                -          824
  Security deposits                                      (3,317)           -
  Accounts payable & accrued expenses                   (57,347)       8,738
  Deferred revenue                                       (3,800)           -
  Accrued taxes                                         (73,208)           -
  Customer deposits                                      (7,115)           -
Net cash provided by operating                          -------      -------
   activities                                            50,750      280,253
Cash flows used in investing activities:                -------      -------
  Purchase of assets in acquisitions                          -     ( 30,500)
  Redemption of tax lien certificate                      4,069          184
  Purchase of equipment                                 ( 2,878)     (31,910)
Net cash provided by (used in) investing                -------      -------
   activities                                             1,191     ( 62,226)
                                                        -------      -------
Cash flows from financing activities:
  Notes receivable advances                              (7,746)           -
  Repayment of note to shareholder                       (8,723)           -
  Repayment of acquisition notes                         (9,630)           -
  Repayment of capitalized lease
   obligations                                         ( 33,985)     (20 947)
Net cash (used in) financing                            -------      -------
   activities                                          ( 60,084)     (20,947)
Net increase (decrease) in cash and cash                -------       ------
   equivalents                                         (  8,143)     197,080
Cash and cash equivalents at
   beginning of period                                1,235,380    1,125,039
                                                      ---------    ---------
Cash and cash equivalents at
  end of period                                      $1,227,237   $1,322,119
                                                      =========    =========



See notes to consolidated financial statements.


                         CORFACTS, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                 (Unaudited)
NOTE 1 - BASIS OF PRESENTATION


Corfacts, Inc. through its subsidiary (Metro Marketing, Inc.) is a leading provider of inbound and outbound telemarketing services, on both a business to business and business to consumer basis. Founded in 1983, as the Business Journal of New Jersey, Inc., in 1990 the company changed its name to Corfacts, Inc. The company is headquartered in Freehold, New Jersey and has 4 facilities throughout the state of New Jersey.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statements of Financial Accounting Standards (SFAS) No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 3 - RELATED PARTY TRANSACTIONS

Receivables have been generated by transactions with the President which total $74,493. This note is secured by 2,414,316 shares of Company stock.

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the Vice President and shareholder of the Company and bears an interest rate of 7%. During the three months ended March 31, 2000 and 1999, interest expense on this note was $7,510 and $7,947 respectively.


                         CORFACTS, INC. & SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2000
                                 (Unaudited)
NOTE 4 - INCOME TAXES

The Company and its wholly owned subsidiary file a consolidated Federal income tax return. Corfacts uses the asset and liability method in providing income taxes on all transactions that have been recognized in the consolidated financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Deferred taxes consist of the following at:

                                    March 31, 2000

Total deferred tax assets            $  11,340
Less: Valuation allowance                    -
Deferred tax liability                 (32,237)
                                        ------
Net deferred tax liability           $ (20,897)
                                        ======

Through March 31, 2000, utilization of net operating loss carry-forwards has been substantially reduced. Most of the deferred tax liability is attributable to fixed assets.

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at March 31, 2000 and March 31, 1999 is as follows:

                                        Percentage of
                                        Pretax Income
                                      2000        1999
                                      -----------------
Tax at US statutory rates             34.0%       34.0%
State income taxes, net of
 federal tax benefit                   6.0%        6.0%
Other adjustments                      0.0%       (1.0%)
                                      ----        ----
Income tax provision                  40.0%       39.0%
                                      ====        ====
NOTE 5 - COMPREHENSIVE INCOME

   There were no items of other comprehensive income in 2000 and 1999 and thus, net income is equal to comprehensive income for each period presented.


                      CORFACTS , INC. & SUBSIDIARY
                     PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,2000 COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 1999

The Company is reporting net income of $73,147 on total revenues of $1,666,758 for the three months ended March 31, 2000 as compared to net income of $183,541 on total revenues of $1,322,818 for the comparable three months ended March
31, 1999.

Basic earnings per share for the three months ended March 31, 2000 were $.006 as compared to basic earnings per share of $.015 for the same period in 1999.

Direct operating expenses rose from $592,169 for the three months ended March 31, 1999 to $845,315 for the current period, an increase from 44.8% to 50.7%, primarily due to increased operating expenses for custom telemarketing. Management anticipates this ratio will improve during the year, as it anticipates more custom telemarketing projects to commence in the later quarters of 2000.

Selling, general and administrative costs were $616,720 for the three months ended March 31, 2000 as compared to $388,825 for the three months ended March 31, 1999. The increase in selling, general and administrative expenses is directly related to the additional sales, administrative and MIS personnel needed for the growth in custom telemarketing. Depreciation and amortization expense for the three months ended March 31, 2000 was $64,621 as compared to $27,862 for the same period in 1999. This increase in depreciation and amortization of $36,759 is attributable to the purchase of additional equipment and furniture necessary for the Company's expansion, as well as amortization related to the acquisitions that were completed during 1999.

The Company recorded $11,295 in interest income for the three months ended March 31, 2000 as compared to interest income of $10,477 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,021,822 at March 31, 2000, as compared to $962,109 at December 31, 1999. Due to the Company s continued profitability, working capital has continued to grow. The Company's acquisitions in 1999 of inbound services have not yet shown a significant amount of growthand have had a minimal impact on the Company s working capital.

Management is continually considering various additional equity funding alternatives to increase its already positive working capital to further support its planned acquisitions and improve the value of the Company for its shareholders. During 1999, the Company completed three acquisitions absorbed by the Metro Marketing telemarketing subsidiary without material impact on liquidity. The Board of Directors has also authorized management, as market conditions permit, to undertake selective warrant programs to provide incentives to market makers. The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company which can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.


FORWARD LOOKING AND OTHER STATEMENTS

Forward looking statements above and elsewhere in this report that suggest that the Company will increase revenues, remain profitable and achieve significant growth through acquisitions are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words
such as  believes,   expects,   anticipates  or similar expressions.  Such
forward looking statements are based on the beliefs of Corfacts , Inc. and its Board of Directors in which they attempt to analyze the Company s competitive position in its industry and the factors affecting its business. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results of Corfacts, Inc. and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that Corfacts, Inc.
and its Board have correctly identified and assessed all of the factors affecting the Company s business.

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

Item 4.  Submission of matters to a vote of security-holders:
         None

Item 5.  Other information:
         None

Item 6.  Exhibits and Reports on Form 8-K:
         None

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2000                    /s/ Larry Finkelstein
                                Larry Finkelstein
                                President, Chairman and CFO



May 10, 2000                    /s/ Ariel Freud
                                Ariel Freud
                                Vice President, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 10, 2000                   /s/ Larry Finkelstein
                               Larry Finkelstein
                               President, Chairman and CFO



May 10, 2000                   /s/ Ariel Freud
                               Ariel Freud
                               Vice President, Director