Form 10QSB
period 2000-06-30
CORFACTS INC
filed 2000-08-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-QSB


(MARK ONE)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -
       FOR THE QUARTERLY PERIOD ENDED  June 30, 2000

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 -
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

           Registrant's telephone number, including area code
                           (800) 696-7788

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.                                          Yes [x]       No [ ]

Transitional Small Business Disclosure Format:    Yes [ ]       No [x]

The number of shares outstanding of the registrant's common stock, no par value, at June 30, 2000 is 11,946,521.

                                                        File Number
                                                          0-17394
                      Corfacts, Inc. & Subsidiary
                               Form 10-QSB

                              June 30, 2000

                                  INDEX

PART I - FINANCIAL INFORMATION					                            PAGE

    Item 1.  Financial Statements

Consolidated Balance Sheet at June 30, 2000                      3.

Consolidated Statements of Operations for the
  three months and six months ended June 30,
  2000 and 1999                                                  5.

Consolidated Statements of Cash Flows for the
  six months ended June 30, 2000 and 1999                        7.

Notes to Consolidated Financial Statements                       8.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of Operations         10.

PART II - OTHER INFORMATION                                     14.

Item 1.  Legal Proceedings                                      14.

Item 2.  Changes in Securities                                  14.

Item 3.  Defaults Upon Senior Securities                        14.

Item 4.  Submission of Matters to a Vote of Securityholders     14.

Item 5.  Other Information                                      14.

Item 6.  Exhibits and Reports on Form 8-K                       14.

Signatures                                                      15.

	PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
	                     CORFACTS, INC. & SUBSIDIARY
                             	BALANCE SHEET
                              June 30,2000
                              (Unaudited)
ASSETS

Current Assets
 Cash and cash equivalents                        $1,212,337
 Interest bearing deposits, restricted                40,234
 Interest receivable                                  11,515
 Accounts receivable, net of allowance for
   doubtful accounts of $47,826                      352,458
 Note receivable                                      36,661
 Prepaid income tax                                   63,139
 Prepaid expenses and other current assets            61,729
 Other receivable-municipal tax liens, net             2,834
                                                   ---------
Total Current Assets                               1,780,907
                                                   ---------
Property and equipment, at cost, less
  accumulated depreciation of $266,776               628,670
Goodwill and customer lists, net of accumulated
  amortization of $151,458                           396,882

Other assets
 Loan receivable, officer                             74,493
Deferred taxes                                        11,340
 Security deposits                                    62,117
                                                    --------
      Total Other Assets                             147,950
                                                    --------
 TOTAL ASSETS                                     $2,954,409
                                                   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses            $  411,915
 Deferred revenue                                    109,102
 Current portion of note payable - shareholder        46,764
 Current portion of note payable - purchase           41,182
 Current portion of capitalized lease obligations    148,219
                                                    --------
Total Current Liabilities                            757,182

Capitalized lease obligations, net of
  current portion                                    257,037
Note payable - shareholder, net of current portion    61,743
Note payable - purchase, net of current portion       61,342
Deferred taxes                                        32,237
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,946,521 shares issued and
   outstanding in 2000                             1,284,952
Retained earnings                                    499,916
                                                   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,784,868
                                                   ---------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $2,954,409
                                                   =========

See notes to the consolidated financial statements.


                       CORFACTS, INC. & SUBSIDIARY
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                                       Six months ended
                                            June 30,
                                        2000       1999

Revenue:

Revenue telemarketing               $ 3,164,505	$2,575,886
Income from tax liens, net                4,000        214
Interest income                          24,328	    22,487
                                      ---------  ---------
     Total revenues                   3,192,833	 2,598,587

Direct operating expenses             1,700,863	 1,221,551
                                      ---------  ---------
     Gross Profit                     1,491,970	 1,377,036
Costs & expenses:

Selling, general & administrative     1,217,093	   892,458
Depreciation and amortization           129,244	    59,897
Interest expense                         35,227	    16,297
                                      ---------  ---------
     Total costs & expenses           1 381,564	   968,652
                                      ---------  ---------
     Income before income taxes         110,406	   408,384

     Provision for income taxes          45,700	   170,410
                                        -------    -------
     Net income                        $ 64,706	  $237,974
                                        =======    =======
Basic earnings per common share        $   .005	  $   .020
                                        =======    =======
Average common shares outstanding    11,946,521	11,940,521
                                     ========== ==========
Diluted earnings per common share      $   .005	  $   .018
                                        =======    =======
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   13,062,612	13,380,521
                                     ========== ==========

See notes to the consolidated financial statements.



                       CORFACTS, INC. & SUBSIDIARY
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                       Three months ended
                                            June 30,
                                       2000          1999

Revenue:

Revenue telemarketing               $ 1,509,042	$1,263,759
Income from tax liens, net                4,000          -
Interest income                          13,033	    12,010
                                      ---------  ---------
     Total revenues                   1,526,075	 1,275,769

Direct operating expenses               855,548	   629,382
                                      ---------  ---------
     Gross Profit                       670,527	   646,387

Costs & expenses:
Selling, general & administrative       600,373	   503,633
Depreciation and amortization            64,623	    32,035
Interest expense                         17,272	     8,236
                                        -------    -------
     Total costs & expenses             682,268	   543,904

     (Loss)income before income taxes   (11,741)   102,483

     (Benefit from) provision for
      income taxes                      ( 3,300)    48,050
                                        -------    -------
     Net (loss) income                 $( 8,441)  $ 54,433
                                        =======    =======
Basic earnings per common share        $  (.001)  $   .005
                                        =======    =======
Average common shares outstanding    11,946,521	11,940,521
                                     ========== ==========
Diluted earnings per common share      $ (.001)	  $   .004
                                       =======    ========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   13,062,612	13,380,521
                                     ========== ==========

See notes to the consolidated financial statements.





                     CORFACTS, INC. & SUBSIDIARY
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                          Six months ended
                                               June 30,
                                           2000       1999

Cash flows from operating activities:
  Net income                             $ 64,706    $237,974
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization           129,244      59,897
  Bad debts provision                      31,400      15,000
  Deferred income taxes                     3,122      63,590

  Changes in assets and liabilities:
  Accounts receivable                      28,210     (62,349)
  Interest receivable                      (8,510)     (4,156)
  Prepaid expenses and other current
    assets                                 12,313      32,193
  Other assets                              1,185      (6,374)
  Accounts payable and accrued expenses   (18,048)     77,241
  Deferred revenue                         18,302           -
  Accrued taxes                          (130,347)          -
  Customer deposits                       (24,983)          -
  Net cash provided by operating          -------     -------
   activities                             106,594     413,016
                                          -------     -------
Cash flows used in investing activities:
   Purchase of assets                           -    (102,500)
   Redemption of tax lien certificate       8,972         184
   Exercise of employee stock option          900           -
   Purchase of equipment                   (5,401)    (77,666)
Net cash used in investing                -------     -------
     activities                             4,471    (179,982)
                                          -------     -------
Cash flows from financing activities:
   Notes receivable advances              (21,935)          -
   Repayment of note to shareholder       (17,599)     (8,281)
   Repayment of acquisition notes         (19,445)     (1,917)
   Repayment of capitalized lease
    obligations                           (75,129)    (51,056)
Net cash used in financing                -------     -------
          activities                     (134,108)    (61,254)
                                          -------     -------
Net increase (decrease) in cash and
   cash equivalents                       (23,043)    171,780
Cash and cash equivalents at
   beginning of period                  1,235,380   1,125,039
Cash and cash equivalents at            ---------   ---------
   end of period                       $1,212,337  $1,296,819
                                        =========   =========


See notes to the consolidated financial statements.

                      CORFACTS, INC. & SUBSIDIARY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 30, 2000
                              (Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the company?s Annual Report on form 10-KSB for the year ended December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

  The Company computes earnings per share in accordance with Statements of Financial Accounting Standards (?SFAS?) No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

NOTE 3 - RELATED PARTY TRANSACTIONS

Receivables have been generated by transactions with the President which total $74,493. This note is secured by 2,414,316 shares of Company stock.

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the Vice President and shareholder of the Company and bears an interest rate of 7%. During the six months ended June 30, 2000 and 1999, interest expense on this note was $3,953 and $5,154 respectively.

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

                                   June 30, 2000

Total deferred tax assets            $  11,340
Less: Valuation allowance                    -
Deferred tax liability                 (32,237)
                                        ------
Net deferred tax liability           $ (20,897)
                                        ======

Through June 30, 2000, utilization of net operating loss carryforwards has been substantially reduced. Most of the deferred tax liability is attributable to net operating loss carryforwards primarily related to fixed assets.

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at June 30, 2000 and June 30, 1999 is as follows:

                                       Percentage of
                                       Pretax Income

                                      2000        1999

Tax at US statutory rates             34.0%       34.0%
State income taxes, net of
 federal tax benefit                   6.0%        6.0%
Other adjustments                       .0%       (1.0%)
                                      -----       -----
Income tax provision                  40.0%       39.0%



                     CORFACTS, INC. & SUBSIDIARY
                   PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED June 30, 1999

The Company is reporting net income of $64,706 on total revenues of $3,192,833 for the six months ended June 30, 2000 as compared to net income of $237,974 on total revenues of $2,598,587 for the comparable six months ended June 30, 1999.

Basic earnings per share for the six months ended June 30, 2000 were $0.005 as compared to basic earnings per share of $0.020 for the same period in 1999.

Selling, general and administrative costs were $1,217,093 for the six months ended June 30, 2000 as compared to $892,458 for the six months ended June 30, 1999. The increase in selling, general and administrative expenses is directly related to the additional sales, administrative and MIS personnel needed for the growth in the custom telemarketing division. Depreciation and amortization expense for the six months ended June 30, 2000 was $129,244 as compared to $59,897 for the same period in 1999. This increase in depreciation and amortization of $69,347 is attributable to the purchase of additional equipment and furniture necessary for the Company's expansion, as well as amortization related to the purchase of assets of the Company's three acquisitions in 1999.

The Company recorded $24,328 in interest income for the six months ended June 30, 2000 as compared to interest income of $22,487 for the same period last year.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

The Company is reporting a net loss of $8,441 on total revenues of $1,526,075 for the quarter ended June 30, 2000 compared to net income of $54,433 on total revenues of $1,275,769 for the comparable three months ended June 30, 1999.

Basic loss per share for the quarter ended June 30, 2000 was $.001 as compared to basic earnings per share of $.005 for the same quarter in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,023,725 at June 30, 2000, as compared to $962,109 at December 31, 1999. Working capital has continued to grow, despite the Company's acquisitions during 1999. The Company's inbound acquisitions from 1999 have not yet shown a significant amount of growth, however, this has had a minimal effect on the Company's working capital.

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


FORWARD LOOKING AND OTHER STATEMENTS

Forward looking statements above and elsewhere in this report that suggest that the Company will increase revenues, be profitable and achieve significant growth through acquisitions are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of Corfacts, Inc.
and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results of Corfacts, Inc. and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that Corfacts, Inc. and its Board have correctly identified and assessed all of the factors affecting the Company's business.


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

August 14, 2000           /s/ Larry Finkelstein
                          Larry Finkelstein,
                          President, Chairman and CFO



August 14, 2000           /s/ Ariel Freud
                          Ariel Freud,
                          Vice President, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 2000           /s/ Larry Finkelstein
                          Larry Finkelstein,
                          President, Chairman and CFO



August 14, 2000           /s/ Ariel Freud
                          Ariel Freud,
                          Vice President, Director