Form 10QSB
period 2000-09-30
CORFACTS INC
filed 2000-11-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               FORM 10-QSB


(MARK ONE)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY
       PERIOD ENDED  September 30, 2000

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

              Registrants telephone number, including area code
                                (800) 696-7788

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.       Yes [X]  No [ ]

Transitional Small Business Disclosure Format: Yes [ ]  No [X]


The number of shares outstanding of the registrant s common stock, no par value, at September 30, 2000 is 11,952,521.



                                                        File Number
                                                          0-17394

                         Corfacts, Inc. & Subsidiary
                                 Form 10-QSB
                              September 30, 2000

                                    INDEX

PART I - FINANCIAL INFORMATION                            PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at September 30, 2000        3.

     Consolidated Statements of Operations for the
       three months and nine months ended
       September 30, 2000 and 1999                         4-5.

     Consolidated Statements of Cash Flows for the
       nine months ended September 30, 2000 and 1999         6.

     Notes to Consolidated Financial Statements              7.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                           10.

PART II - OTHER INFORMATION                                 12.

Item 1.  Legal Proceedings                                  12.

Item 2.  Changes in Securities                              12.

Item 3.  Defaults Upon Senior Securities                    12.

Item 4.  Submission of Matters to a Vote of
          Securityholders                                   12.

Item 5.  Other Information                                  12.

Item 6.  Exhibits and Reports on Form 8-K                   12.

Signatures                                                  13.



PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         CORFACTS, INC. & SUBSIDIARY
                                BALANCE SHEET
                                (Unaudited)
                              September 30,2000

                                   ASSETS

Current Assets
 Cash and cash equivalents                        $1,191,841
 Interest bearing deposits, restricted                40,234
 Interest receivable                                   8,250
 Accounts receivable, net of allowance for
   bad debts of $62,826                              473,308
 Inventory                                            32,923
 Prepaid expenses and other current assets            61,960
 Note receivable                                      31,852
 Prepaid Income Tax                                   63,139
 Other receivable-municipal tax liens, net             2,834
                                                   ---------
 Total Current Assets                              1,906,341
                                                   ---------
Property and equipment, at cost,
  less accumulated depreciation of $315,401          602,444
Goodwill and customer lists, net of accumulated
  Amortization of $168,582                           379,758

Other assets
 Loan receivable, officer                             74,493
 Deferred taxes                                       11,500
 Security deposits                                    68,082
                                                   ---------
      Total Other Assets                             154,075
                                                   ---------
 TOTAL ASSETS                                     $3,042,618
                                                   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses            $  532,564
 Deferred revenue                                    113,566
 Current portion of note payable - shareholder        47,582
 Current portion of note payable - purchase           41,973
 Current portion of capitalized lease obligations    171,396
                                                   ---------
 Total Current Liabilities                           907,081
                                                   ---------
Capitalized lease obligations, net of
  current portion                                    198,334
Note payable - shareholder, net of current portion    51,894
Note payable - purchase, net of current portion       50,548
Deferred Taxes                                        28,237
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 11,952,521 shares issued and
   outstanding in 2000                             1,285,852
Retained earnings                                    520,672
                                                   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,806,524
                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $3,042,618
                                                   =========

See notes to consolidated financial statements.


                        CORFACTS, INC. & SUBSIDIARY
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                        Nine months ended
                                           September 30,
                                        2000          1999


Revenue:
Revenue telemarketing               $ 4,770,594  $ 4,060,200
Income from tax liens, net                4,000          998
Interest income                          39,517       33,666
                                      ---------    ---------
     Total revenues                   4,814,111    4,094,864

Direct operating expenses             2,694,748    1,858,857
				                                  ---------    ---------
     Gross Profit                     2,119,363    2,236,007

Costs & expenses:
Selling, general & administrative     1,730,222    1,416,328
Depreciation and amortization           194,993       97,518
Interest expense                         50,986       26,182
				                                  ---------    ---------
     Total costs & expenses           1,976,201    1,540,028
				                                  ---------    ---------
     Income before income taxes         143,162      695,979

     Provision for income taxes          57,700      295,790
                                      ---------    ---------
     Net income                        $ 85,462     $400,189
                                      =========    =========

Basic earnings per common share       $    .007     $   .034
                                      =========    =========

Average common shares outstanding    11,952,521   11,940,521
                                     ==========   ==========

Diluted earnings per common share      $   .007     $   .030
                                     ==========   ==========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   13,001,995   13,380,521
				                                 ==========   ==========




See notes to the consolidated financial statements.





                        CORFACTS, INC. & SUBSIDIARY
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                       Three months ended
                                          September 30,
                                       2000          1999

Revenue:
Revenue telemarketing               $ 1,606,089   $1,484,314
Income from tax liens, net                    -          784
Interest income                          15,189       11,179
                                      ---------    ---------
     Total revenues                   1,621,278    1,496,277

Direct operating expenses               993,885      637,306
                                      ---------    ---------
     Gross Profit                       627,393      858,971

Costs & expenses:
Selling, general & administrative       513,129      523,870
Depreciation and amortization            65,749       37,621
Interest expense                         15,759        9,885
				                                  ---------    ---------
     Total costs & expenses             594,637      571,376
				                                  ---------    ---------
     Income before income taxes          32,756      287,595

     Provision for income taxes          12,000      125,380
                                       --------	   ---------
     Net income                        $ 20,756     $162,215
				                                   ========    =========

Basic earnings per common share        $   .002     $   .014
                                       ========     ========

Average common shares outstanding    11,952,521   11,940,521
                                     ==========   ==========

Diluted earnings per common share      $   .002     $   .012
                                     ==========   ==========
Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   12,899,420   13,380,521
				                                 ==========   ==========




See notes to the consolidated financial statements.


                        CORFACTS, INC. & SUBSIDIARY
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                           Nine months ended
                                             September 30,
                                            2000      1999

Cash flows from operating activities:
  Net income                             $ 85,462    $400,189
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization           194,993      97,518
  Bad debts provision                      46,400      23,000
  Deferred income taxes                    (1,038)     83,225

  Accounts receivable                     (63,300)   (172,320)
  Interest receivable                      (5,245)     (6,812)
  Inventory                               (32,923)          -
  Prepaid expense and other current
   assets                                 (26,258)     11,094
  Other assets                             (4,780)
  Accounts payable and accrued expenses   105,558     208,760
  Deferred revenue                         22,766           -
  Accrued taxes                          (123,187)          -
  Customer deposits                       (41,100)          -
					                                    --------    --------
  Net cash provided by operating
   activities                             157,348     644,654
                                         --------    --------
Cash flows used in investing activities:
     Purchase of assets                         -    (102,500)
     Redemption of tax lien certificate     8,972       2,350
     Exercise of employee stock options     1,800           -
     Purchase of equipment               ( 27,800)    (92,276)
  Net cash used in investing              -------     -------
     activities                          ( 17,028)   (192,246)
                                          -------     -------
Cash flows from financing activities:
     Notes receivable advances            (17,126)          -
     Repayment of note to shareholder     (26,630)    (15,921)
     Repayment of acquisition note        (29,448)     (7 743)
     Repayment of capitalized lease
      obligations                        (110,655)    (57,468)
  Net cash used in financing              -------     -------
	    activities                          (183,859)    (81,132)
                                          -------     -------
Net increase (decrease) in cash and
   Cash equivalents                       (43,539)    371,096
Cash and cash equivalents at
   beginning of period                  1,235,380   1,125,039
                                        ---------   ---------
Cash and cash equivalents at
  end of period                        $1,191,841  $1,496,135
                                        =========   =========


See notes to the consolidated financial statements.




                       CORFACTS, INC. & SUBSIDIARY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 30, 2000
                               (Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended
September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 1999.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Earnings per share - The Company computes earnings per share in accordance with Statements of Financial Accounting Standards (SFAS) No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stock-holders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

Revenue Recognition - As required, the Company has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenues for its services in accordance with SAB 101. Revenue is recognized when the company has substantially accomplished what it must do to be entitled the benefits represented by the revenues at which time no other significant obligations of the Company exist. The Company does not expect that the adoption of SAB 101 will have a material impact on its results of operations or financial position. Sales to one customer represent approximately 15% of revenues for the nine months ended September 30, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The Company adopted FIN 44 for the third quarter of 2000 and there was no material impact on the Company's results of operations or financial position for such quarter.

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 " Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FAS 133" (FAS 138). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. For an entity that has adopted Statement of Financial Accounting Standards No. 133 prior to June 15, 2000, FAS 138 is effective for all fiscal quarters beginning after June 15, 2000. The Company adopted FAS 138 for the third quarter of 2000 and there was no material impact on its results of operations or financial position for such quarter.


NOTE 2 - RELATED PARTY TRANSACTIONS

Receivables have been generated by transactions with the President which total $74,493. This note is secured by 2,414,316 shares of Company stock.

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the Vice President and shareholder of the Company and bears an interest rate of 7%. During the nine months ended September 30, 2000 and 1999, interest expense on this note was $5,694 and $7,510 respectively.

Repurchase of Shares; Resignation of President - On October 17, 2000 Corfacts entered into a Change of Affiliation Agreement with Lawrence Finkelstein. Mr. Finkelstein was a founder of Corfacts, and had served as its chairman. Pursuant to the change of Affiliation Agreement, Mr. Finkelstein has resigned from the Board of Directors and from his position as chairman. He has signed an employment Agreement to serve as Vice President of Marketing for Corfacts through October 31, 2001. Ariel Freud has assumed the position of President and sole Director of Corfacts. For further information, refer to Form 8-K filed October 17, 2000.


NOTE 3 - INCOME TAXES


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


Deferred taxes consist of the following at:

                                 September 30, 2000

Total deferred tax assets            $  11,500
Less: Valuation allowance                    -
Deferred tax liability                 (28,237)
                                       -------
Net deferred tax liability           $ (16,737)
                                       =======

Through September 30, 2000, utilization of net operating loss carryforwards has been substantially reduced. Most of the deferred tax liability is attributable to net operating loss carryforwards primarily related to fixed assets.

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at September 30, 2000 and September 30, 1999 is as follows:


                                       Percentage of
                                       Pretax Income
                                     2000        1999

Tax at US statutory rates            34.0%       34.0%
State income taxes, net of
 federal tax benefit                  6.0%        6.0%
Other adjustments                       -        (2.0%)
                                     ----        ----
Income tax provision                 40.0%       42.0%
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


RESULTS OF OPERATIONS


Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

The Company is reporting net income of $85,462 on total revenues of $4,814,111 for the nine months ended September 30, 2000 as compared to net income of $400,189 on total revenues of $4,094,864 for the comparable nine months ended September 30, 1999.

Basic earnings per share for the nine months ended September 30, 2000 were $0.007 as compared to basic earnings per share of $0.030 for the same period in 1999.

Selling, general and administrative costs were $1,730,222 for the nine months ended September 30, 2000 as compared to $1,416,328 for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses is directly related to the additional sales, administrative and MIS personnel needed for the growth in the custom telemarketing division. Depreciation and amortization expense for the nine months ended September 30, 2000 was $194,993 as compared to $97,518 for the same period in 1999. This increase in depreciation and amortization of $97,475 is attributable to the purchase of additional equipment and furniture necessary for the Company's expansion, as well as amortization related to the purchase of assets of the Company's three acquisitions in 1999.

The Company recorded $39,517 in interest income for the nine months ended September 30, 2000 as compared to interest income of $33,666 for the same period last year.


Three months ended September 30, 2000 compared to the three months ended September 30, 1999

The Company is reporting net income of $20,756 on total revenues of $1,621,278 for the quarter ended September 30, 2000 compared to net income of $162,215 on total revenues of $1,496,277 for the comparable three months ended September 30, 1999.

Basic income per share for the quarter ended September 30, 2000 were $.002 as compared to basic earnings per share of $.014 for the same quarter in 1999.




                        CORFACTS, INC. & SUBSIDIARY
                       PART I - FINANCIAL INFORMATION



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $999,260 at September 30, 2000, as compared to $962,109 at December 31, 1999. Working capital has continued to grow, despite the Company's acquisitions during 1999. The Company's inbound acquisitions from 1999 have not shown any growth, however, this has had a minimal effect on the Company's working capital.

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

November 14, 2000             /s/ Ariel Freud
                                  Ariel Freud
                                  President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 2000             /s/ Ariel Freud
                                  Ariel Freud
                                  President, Chairman