Form 10KSB
period 2000-12-31
CORFACTS INC
filed 2001-04-02
CIK 791298

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      for the Year Ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(a) of the Securities Exchange Act of 1934 (No Fee Required)

      for the transition period from           to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. [x]

Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

Registrant had 8,088,433 shares of Common Stock, no par value, outstanding on March 31, 2001.

                                  PART I

Item 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

We are a full service telemarketing company, providing traditional outgoing call services and customized marketing programs since the acquisition of Metro Marketing, Inc., effective July 1, 1996.

The Company was organized in 1983 under the name "Business Journal of New Jersey, Inc." Through 1989 the Company produced two monthly magazines, Business Journal of New Jersey and Garden State Home & Garden, which were subsequently sold to Micromedia Affiliates, Inc. in March of 1990. In 1990 the company changed its name to Corfacts, Inc. and was in the business information industry, reselling information from the Company's data base in paper and diskette format, until it sold this database and affiliated assets to Ford Publishing, Inc. effective for August 1, 1991.

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

Item 2. PROPERTIES

The Company maintains its principal offices at 3499 Hwy. 9 No., Ste. 3B, Freehold, NJ 07728. The twenty-four (24) month lease commenced January 1,
1999 through December, 2000 and has since been extended for another five years. The monthly rent during 2000 was $10,707 per month.

The Company also has a lease in Wayne, New Jersey for our inbound telemarketing service. This office space, located at 1599 Hamburg Turnpike, Wayne, New Jersey, 07470, has a monthly rent of $1,600 and an initial term of two years. This lease commenced in August, 1999.

The Company has two additional office leases used as telemarketing production centers. One office is located on Shanck Road, Freehold, New Jersey. The monthly rent for this facility is $2,472 with a term of one year and an option to renew for five additional years, commencing in December 1999. This lease was renewed for the five additional years during 2000. The second satellite production office, located in Hightstown, New Jersey, commenced in October 1999, and has a monthly rent of $1,375. This lease presently runs through March, 2005.

Item 3. LEGAL PROCEEDINGS

The Company, its Vice President (the former President) and a management employee are the defendants in a lawsuit filed by a former employee of the Company for alleged improper termination. The Company and its co-defendants deny the allegations and are in the process of vigorously defending their position. Any outcome and its effect on the financial position of the Company, if any, can not be determined at this time.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 2000.

                                  PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET PRICES OF COMMON STOCK

The primary market for our common stock is the NASDAQ OTC Bulletin Board, where it trades under the symbol "CFCC". The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect interdealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                      COMMON STOCK
                            High    Low        High    Low
                            Bid     Bid        Bid     Bid
- --------------------------------------------------------------
2000
1st quarter                  $1.22  $ .53       $1.03   $ .47
2nd quarter                  $ .90  $ .38       $ .64   $ .38
3rd quarter                  $ .40  $ .28       $ .38   $ .28
4th quarter                  $ .31  $ .17       $ .31   $ .16


                            High    Low        High    Low
                            Bid     Bid         Ask    Ask
- --------------------------------------------------------------
1999
1st quarter                  $ .22  $ .1875     $ .51   $ .24
2nd quarter                  $ .25  $ .21       $ .34   $ .3125
3rd quarter                  $ .875 $ .25       $2.375  $ .40
4th quarter                  $ .875 $ .625      $1.125  $ .875




The price information stated in the above table, and in the preceding paragraph, is as reported by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

(b) HOLDERS

As of December 31, 2000, the Company had 8,088,433 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses holding the Company's shares in "street name" for their clients. The Company believes that there are approximately 600 beneficial owners of its common stock.

(c) DIVIDENDS

The Company has not paid or declared any dividends upon its common stock except for the "capital event" when the Company completed a proportionate tender offer for shareholders during 1990, subsequent to the sale of its magazine division.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

The Company's results from operations for the year ended December 31, 2000 consisted of a net loss of $4,027 on total revenues of $6,189,414, as compared to net income of $366,786 on total revenues of $5,385,731 for the comparable period ended December 31, 1999.

Net loss per share for the year ended December 31, 2000 was $.001 as compared to a net income per share of $.031 for the year ended December 31, 1999, a decrease of 104%.

Direct operating expenses rose from $2,593,286 in 1999 to $3,415,966 in 2000, corresponding with the increase in the Company service revenue, while the costs as a percentage of sales went from 48% in 1999 up to 55% in 2000. General and administrative expenses rose from $1,975,034 in 1999 to $2,366,628, primarily due to an increase in the custom marketing sales force and a full time MIS Department, a small increase as a percentage of sales in 2000 to 38.2% as compared to 36.7% in 1999.

Interest income increased from $48,281 in 1999 to $52,521 in 2000. Interest expense rose from $41,333 in 1999 to $73,569 in 2000 due to additional assets acquired via capital leases and the acquisition notes.

During 2000, the Company recorded an impairment loss of $113,021, a major component of this years net loss, primarily due to reductions in the original customer base of the Paramount and EZ Connection purchases.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased during the year ended December 31, 2000. Working capital was $611,569 at December 31, 2000 as compared to $962,109 at December 31, 1999. Cash flow from operations of $367,107 for 2000 was down compared to the $537,966 reported in 1999.

The primary reason for the decrease in cash flow from operations was the additional call centers we opened last year and the additional employees in the custom marketing division.

The major component of the decrease in working capital was the purchase of treasury stock from the founder and former President in October, 2000.

Management is also considering various equity funding and future acquisition alternatives to increase its already positive working capital, tempered by the volatile changes in the capital markets. The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company which can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.

Forward looking and other statements

Forward looking statements above and elsewhere in this report that suggest that the company will increase revenues and achieve significant growth through acquisitions are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of Corfacts, Inc. and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results Corfacts, Inc. and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that Corfacts, Inc. and its Board have correctly identified and assessed all of the factors affecting the Company's business.

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

Report of Schuhalter, Coughlin & Suozzo, LLC                  F-1

Consolidated Balance Sheet of Corfacts, Inc. and
  Subsidiary as of December 31, 2000                          F-2

Consolidated Statements of Operations of Corfacts,
  Inc. and Subsidiary for the two years ended
  December 31, 2000                                           F-3

Consolidated Statement of Changes in Stockholders'
  Equity for the two years ended December 31, 2000            F-4

Consolidated Statements of Cash Flows for the
  two years ended December 31, 2000                           F-5

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


NAME                            POSITION HELD
- -----------------------------------------------------
Ariel Freud                     President, Chairman
Larry Finkelstein               Vice President



Item 10.        EXECUTIVE COMPENSATION

                                              SALARIES, FEES,
                                              DIRECTOR'S FEES,
                  CAPACITIES IN               COMMISSION       STOCK
NAME              WHICH SERVED                AND BONUSES      AWARD
- --------------------------------------------------------------------
Ariel Freud        President, Chairman         $ 85,000       none

Larry Finkelstein  Vice President
 (former President)                            $108,750       none


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of common shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares as of December 31, 2000:

                     AMOUNT AND NATURE OF       PERCENTAGE
NAME AND ADDRESS     BENEFICIAL OWNERSHIP       OF CLASS OWNED
- --------------------------------------------------------------
Ariel Freud             4,194,088*                  51.9%
3499 Hwy. 9 No.
Freehold, NJ  07728


* Does not include 90,000 shares owned by Mr. Freud's father.

Item 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time the Company advanced loans to the founder and president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance of $0 and $74,493 at December 31, 2000 and 1999 respectively. Through December 31, 1999 the founder and president has secured this note with 2,414,316 shares of the Company's common stock. The founder and president repaid $0 and $20,250 toward principle of this note in 2000 and 1999, respectively.

During 2000, in consideration for a covenant not to compete this Note Receivable was agreed to be forgiven.

NOTES RECEIVABLE

The Company has periodically provided working capital loans to Ford Publishing, Inc., the buyer of the information division, in the form of a credit line, which had a balance outstanding at December 31, 2000 of $33,758 and a balance at December 31, 1999 of $14,726. In addition, the Company periodically assists in the collection of Ford Publishing's credit card sales.

OTHER TRANSACTIONS

On September 16, 1997, the Company guaranteed the debts of the vice president and a key employee in the amounts of $26,250 and $10,000 respectively. The Company has assigned as collateral two certificates of deposit for each loan balance. These certificates are subject to withdrawal restrictions for the loan balance until paid in full. The debt for $10,000 was repaid at December 31, 2000, and these funds are no longer restricted. As of December 31, 2000, the $10,000 loan has been paid in full and the related guarantee restriction removed.

Effective January 1, 1999 the board of directors approved an increase in annual compensation to $115,000 for the President and $85,000 for the Vice President. Additionally, the board of directors approved bonuses of $35,000 each for 1999. As of October 17, 2000, the Company entered into a new employment agreement with its vice president (and former president, Mr. Finkelstein). The agreement provides for annual compensation of $85,000 and expense reimbursements of $15,000 through October 2001.

In connection with the acquisition of Metro Marketing, 3,904,088 shares of common stock were issued to the shareholder of Metro in 1997, who is the President of the Company.

In January 1999, the president and vice president were granted 100,000 options to purchase the Company stock at $.12 for a period of 5 years which was extended by the Board of Directors for a period of 5 more years until 2003.
As of October 17, 2000 the options granted to the former president were cancelled.

On December 15, 1997 the Company adopted an incentive option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to December 15, 2008 at an option price to be determined at the date of grant.

On December 22, 1997 the Company granted key employees options to purchase 600,000 and 540,000 shares of common stock of the Company pursuant to the incentive stock option plan dated December 15, 1997. The option prices are $.05 and $.15 respectively and expire on December 22, 2007. During 2000, 12,000 shares were exercised under this plan.

On December 15, 1999, the Company adopted an incentive stock options plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to August 31, 2009 at the average market price for the month preceding the date of the grant. As of December 31, 2000 there are 200,000 outstanding options. To date none have been exercised.


Item 13. EXHIBITS

	(a)  (1)

Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number
Reference        Description
- ---------------------------------------------------------
(3a)*     Articles of Incorporation, as amended

(3b)*     By-laws, as amended

(4)*      Specimen of Common Stock certificate

(10b)*    Incentive Stock Option Plan

(10c)*    Form of Incentive Stock Option

(101)*    Agreement for purchase of stock by and between Corfacts Inc.
          and Ariel Freud And Metro Marketing Inc. Dated December 31, 1996.

          Change of Affiliation Agreement for the repurchase of stock from Lawrence Finkelstein.

(10m)* Employment Agreement with Lawrence Finkelstein Employment Agreement with Ariel Freud

(12)*     Sale of Assets Agreement

    * The above items were previously filed and are hereby incorporated by reference.

    *  Reports on Form 8-K

       Event dated October 17, 2000, relating to the repurchase of Lawrence Finkelstein shares and resignation of Lawrence Finkelstein as President and Chairman of the Board.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001                    Corfacts, Inc.
                                  By:

                                  /s/ Ariel Freud
                                      Ariel Freud
                                      President, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2001                     Corfacts, Inc.
                                   By:

                                   /s/ Ariel Freud
                                   	   Ariel Freud
                                   	   President, Chairman









INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CORFACTS, INC. AND SUBSIDIARY

We have audited the consolidated balance sheet of Corfacts, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years then ended in the accompanying index to financial statements and schedules (Item 7 (A)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and schedules listed in the accompanying index to financial statements (Item 7 (A)) present fairly, in all material respects, the financial position of Corfacts, Inc. and Subsidiary as of December 31 2000, and the results of its operations and its cash flows for the two years then ended December 31, 2000 in conformity with generally accepted accounting principles.



			   /s/ Schuhalter, Coughlin & Suozzo, LLC
			       Schuhalter, Coughlin & Suozzo, LLC
          Certified Public Accountants


Raritan, New Jersey

March 15, 2001



                      CORFACTS, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2000

      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $  875,348
  Interest bearing deposits - restricted                          31,017
  Interest receivable                                              9,649
  Accounts receivable net of allowance for
    bad debts of $95,137                                         335,996
  Inventory                                                       40,986
  Notes receivable                                                33,758
  Other receivable - municipal tax liens (net of
    estimated disposition costs of $2,500)                           340
  Other interest receivable - tax liens                            3,315
  Prepaid expenses                                                19,510
  Prepaid and refundable income taxes                            165,000
                                                               ---------
      TOTAL CURRENT ASSETS                                     1,514,919
                                                               ---------
PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $368,597                                       617,030

Goodwill, customer lists and covenant, net of accumulated
  amortization of $166,697                                       336,011

OTHER ASSETS
  Security deposits                                               65,209
  Deferred taxes                                                  46,178
                                                               ---------
      TOTAL OTHER ASSETS                                         111,387
                                                               ---------
      TOTAL ASSETS                                             2,579,347
                                                               =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          430,768
  Deferred revenue                                               123,496
  Customer deposits                                               97,474
  Current portion of capitalized lease obligations               172,464
  Current portion - note payable - officers'                      39,065
  Current portion - other notes payable                           40,083
                                                               ---------
      TOTAL CURRENT LIABILITIES                                  903,350
                                                               ---------
Capitalized lease obligations, net of current portion            214,845
Note payable - officers', net of current portion                 632,222
Other notes payable, net of current portion                       42,243
Deferred taxes                                                    69,652

STOCKHOLDERS' EQUITY
  Common stock, no par value, 20,000,000 shares authorized;
    8,088,433 shares issued and outstanding                    1,285,852
  Retained Earnings                                              431,183
  Less:  Treasury stock, 3,864,088 shares at cost             (1,000,000)
                                                               ---------
      TOTAL STOCKHOLDERS' EQUITY                                 717,035
                                                               ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $2,579,347
                                                               =========



The accompanying notes are an integral part of these financial statements.


                     CORFACTS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Year Ended
                                                       December 31,
                                                    1999         2000

INCOME
  Net sales of telemarketing services              $5,335,367 $6,132,072
  Equity in earnings of unconsolidated investee           784          -
  Income from tax lien certificates                     1,299      4,821
  Interest income                                      48,281     52,521
                                                    ---------  ---------
      TOTAL REVENUES                                5,385,731  6,189,414
                                                    ---------  ---------

DIRECT OPERATING EXPENSES                           2,593,286  3,415,966
                                                    ---------  ---------
      GROSS PROFIT                                  2,792,445  2,773,448

COSTS AND EXPENSES
  Selling, general and administrative               1,975,039  2,366,628
  Depreciation and amortization                       153,787    253,404
  Interest expense                                     41,333     73,568
  Impairment loss                                           -    113,021
                                                    ---------  ---------
      TOTAL COSTS AND EXPENSES                      2,170,159  2,806,621
                                                    ---------  ---------
      INCOME (LOSS) BEFORE INCOME TAXES               622,286    (33,173)

     (PROVISION) BENEFIT FOR INCOME TAXES            (255,500)    29,146
                                                    ---------  ---------
      NET INCOME (LOSS)                            $  366,786 $   (4,027)
                                                    =========  =========

BASIC EARNINGS (LOSS) PER COMMON SHARE             $     .031 $    (.001)
                                                    =========  =========

AVERAGE COMMON SHARES OUTSTANDING                  11,940,521 10,980,499
                                                   ========== ==========

DILUTED EARNINGS PER COMMON SHARE                  $     .028 $    (.001)
                                                    =========  =========
AVERAGE COMMON SHARES AND EQUIVALENTS
  OUTSTANDING                                      13,266,312 10,980,499
                                                   ========== ==========



The accompanying notes are an integral part of these financial statements.


                      CORFACTS, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE TWO YEARS ENDED DECEMBER 31, 2000





                    Number      Common    Treasury    Retained
                    of Shares   Stock     Stock       Earnings      Total
- ----------------------------------------------------------------------------
Balance,
 January 1, 1999   11,940,521 $1,284,052  $        -  $  68,424   $1,352,476

Net income for
 the year                   -          -           -    366,786      366,786
- ----------------------------------------------------------------------------
Balance,
 December 31, 1999 11,940,521  1,284,052           -    435,210    1,719,262

Stock issued           12,000      1,800           -          -        1,800

Stock repurchased  (3,864,088)         -  (1,000,000)         -   (1,000,000)

Net loss for
  the year                  -          -           -     (4,027)      (4,027)
- ----------------------------------------------------------------------------
Balance,
 December 31, 2000  8,088,433 $1,285,852 $(1,000,000) $ 431,183   $  717,035
============================================================================


The accompanying notes are an integral part of these financial statements.


                        CORFACTS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended
                                                         December 31,
                                                     1999          2000
 Cash flows from operating activities:
  Cash received from customers                    $5,061,758  $6,249,677
  Cash paid to employees and suppliers            (4,419,027) (5,665,643)
  Interest received                                   46,325      45,877
  Tax lien certificate cash received                   1,175       8,152
  Interest expense                                   (41,333)    (73,568)
  Income taxes paid                                 (110,932)   (197,388)
                                                   ---------   ---------
    Net cash provided by (used in) operating
      activities                                     537,966     367,107
                                                   ---------   ---------
Cash flows from investing activities:
  Return of capital from partnership                   2,166           -
  Redemption (purchase) of restricted
   certificates of deposit                            (1,954)      9,217
  Purchase of equipment                             (189,209)    (35,432)
  Acquisitions of customer lists and goodwill       (132,660)          -
                                                   ---------   ---------
    Net cash used in investing activities           (321,657)    (26,215)
                                                   ---------   ---------

Cash flows from financing activities:
  Common stock repurchase                                  -    (419,000)
  Repayment of capitalized lease obligations         (80,750)   (189,230)
  Notes receivable advances                           (4,158)    (19,032)
  Repayment from officer                              20,250           -
  Repayment of note payable - stockholder            (25,279)    (35,819)
  Common stock issued                                      -       1,800
  Repayment of other notes payable                   (16,031)    (39,643)
                                                   ---------   ---------
    Net cash provided by (used in) financing
      activities                                    (105,968)   (700,924)
                                                   ---------   ---------
Net increase (decrease) in cash and cash
  equivalents                                        110,341    (360,032)

Cash and cash equivalents - beginning of period    1,125,039   1,235,380
                                                   ---------   ---------

Cash and cash equivalents - end of period         $1,235,380  $  875,348
                                                   =========   =========

Reconciliation of net income to net cash provided
 by (used in) operating activities:
Net income (loss)                                 $  366,786   $  (4,027)
Adjustments:
  Impairment loss                                          -     113,021
  Depreciation and amortization                      153,787     253,404
  Bad debts provision                                 34,128      74,980
  Deferred income taxes                               78,300       5,699
Changes in assets and liabilities:
  (Increase) in inventory                                  -     (40,986)
  Decrease(increase) other receivable - tax
    lien interest                                       (908)      9,306
  (Increase) decrease in interest receivable          (1,956)     (6,644)
  (Increase) decrease in accounts receivable        (322,539)     35,945
  Increase in accounts payable and accrued expenses  169,160      24,332
  Increase in deferred revenue                           420      32,696
  (Increase) in security deposits                    (33,983)     (1,907)
  (Increase) in prepaid expenses and other current
    assets                                           (20,007)     60,532
  Increase (decrease) in income taxes payable         66,268     (73,208)
  Increase in customer deposits                       48,510      48,964
  Increase in prepaid income taxes                         -    (165,000)
                                                   ---------   ---------
    Net cash provided by (used in) operating
      activities                                  $  537,966  $  367,107
                                                   =========   =========

The accompanying notes are an integral part of these financial statements.

                         CORFACTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Corfacts, Inc. was organized on June 29, 1983. The Company and subsidiary are providers of inbound and outbound telemarketing services, primarily to chiropractors, publishing, financial services, telecommunications and utilities industries throughout the United States.

    On December 31, 1996 the Company acquired Metro Marketing, Inc. a New Jersey Corporation through the issuance of 3,904,088 shares of its common stock plus a promissory note for $ 151,385.

    SIGNIFICANT CLIENT

    The Company is dependent on a major client which accounted for more than 18% of sales in 1999 and 16% in 2000. Sales to this customer were $1,006,452 and $1,013,607 for the years ended 1999 and 2000. Accounts receivable from this customer totaled $249,102 and $102,386 at December 31, 1999 and 2000 respectively. The loss of this major client could have a materially adverse affect on the Companies business.

    Principles of Consolidation

    The accompanying consolidated balance sheets as of December 31, 2000 includes the accounts of the Company and the its wholly owned subsidiary, Metro Marketing, Inc. with results of operations included for the period since the effective date of acquisition, June 30, 1996. All significant intercompany transactions and balances have been eliminated in consolidation.

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

    Depreciation expense charged to operations in 1999 and 2000 was $104,458 and $196,759, respectively.


    Inventory

    Inventory is stated at cost determined by the first in first out method. Inventory consists of cellular phones.

    Goodwill and other Intangible assets

    Goodwill, noncompete covenants, and customer lists resulting from the Company's business combinations are amortized over their estimated useful lives which range from 5 to 20 years using the straight-line method and are periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued.

    Amortization expense charged to operations for 1999 and 2000 was $48,379 and $52,709 respectively.

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

    Long-lived Assets

    In March, 1995 the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived
Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount of fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. The Company adopted SFAS No. 121 for the year ended December 31, 1996.

    During 2000 customer lists that were acquired in the purchase of Paramount Telephone Answering Service and E-Z Connection Answering Service were deemed to be impaired due to the loss of approximately 50% of the original customer base. These customer lists with a carrying value of $130,250 have been reduced to $65,125.

    In addition, goodwill with a carrying value of $110,000, which arose in connection with the acquisition of Paramount Telephone Answering Service and E-Z Connection Answering Service has been reduced to $55,000. The write-off of customer lists and goodwill are included in the 2000 income statement as impairment loss.

    Schedule of Non Cash Investing and Financing Activities

                                                     1999          2000

    Assets acquired under capital leases           $ 322,504   $ 116,495

    Seller financing provided by acquisitions      $ 138,000   $       -

    Stock repurchase financing                     $       -   $ 581,000


    Advertising Costs

    Advertising costs are charged to operations when incurred. Advertising costs during the period ended December 31, 1999 and 2000 amounted to $31,448 and $38,681 respectively.

    Comprehensive Income

    There were no items of other comprehensive income in 1999 and 2000 and thus, net income is equal to comprehensive income for each year presented.


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

                                                     Form of Consideration and
Acquired Companies       Consideration     Date      Other Notes to Acquisition
===============================================================================
E-Z Connection Answering   $193,500      June 1999  $85,500 in Cash , $108,000
  Service, Inc.                                      note payable; equipment,
                                                     goodwill and customer list
                                          						     recorded

Paramount Telephone        $ 96,750O     Oct. 1999  $66,750 in Cash, $30,000
 Answering Service, Inc.                             note payable; equipment,
                                                     goodwill, customer list
                                                     recorded

Advanced Marketing         $ 30,500      March 1999  $30,500 in Cash; customer
                                                      list recorded; contingent
                                                      compensation

NOTE 4 - INVESTMENTS

    The company had an interest in a partnership which is primarily involved in investing in delinquent municipal tax lien certificates which are collateralized by the real estate being taxed in Monmouth County, New Jersey. The investment is accounted for using the equity method and represents a 33% ownership in the partnership. The Company's accumulated equity in the undistributed earnings of the partnership included in Retained Earnings amounted to $0 and $0 at December 31, 1999 and 2000, respectively. This partnership was terminated during 1999.

    Condensed financial information for the partnership is as follows:

    Summary of Statements of Financial Condition

                                                      December 31,
                                                    1999       2000

	  Summary of Statement of Operations

	  Interest Income                             $     784    $       -
	  Expenses                                            -            -
                                                 -------      -------
		Net Income                                   $     784    $       -
                                                 =======      =======


NOTE 5 - PROPERTY AND EQUIPMENT

    The following is a summary of property and equipment - at cost, less accumulated depreciation.

                                                December 31,
                                             1999        2000

	  Furniture and fixtures                 $ 145,887      $ 148,765
	  Equipment                                669,305        810,875
	  Leasehold improvements                    18,508         25,988
                                            -------        -------
                                            833,700        985,628

	      Less:  accumulated depreciation     (171,780)      (368,540)
                                            -------        -------
	      Net fixed assets                   $ 661,920      $ 617,088
                                            =======        =======

NOTE 6 - INTEREST EXPENSE

    Interest expense totaled $41,333 and $73,568 for the years ended December 31, 1999 and 2000, respectively.

NOTE 7 - NOTES PAYABLE - STOCKHOLDER AND OTHER NOTE PAYABLE

    Stockholder

    On December 31, 1996 the Company partially financed the purchase of Metro Marketing, Inc. with a note to the former sole shareholder of Metro, who is presently an officer and stockholder of Corfacts for $151,385. The terms of the note is payable as follows:

    During the first two years of the note, payment of interest only, at 7% per annum. Effective annual rate of this note is 7.186% made in quarterly payments. During the next 4 years, equal quarterly payments of both principal and interest until this note is paid. Corfacts, Inc. has the right to prepay this note without penalty. Should the company default on this note, the holder becomes a secured creditor. On December 31, 2000 $90,287 was outstanding on this note.

    Other Notes Payable

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

    On December 31, 2000 $82,326 was outstanding on these two notes.

    The Company financed the repurchase of 3,964,088 shares of common stock with a note to a former shareholder. The terms of the note is payable as follows: During the first year of the note repayment of interest only at 7% per annum. Effective annual rate of this note is 7.186% made in monthly payments. During the next 4 years equal monthly payments of both principal and interest until note is paid. The Company has the right to prepay this note without penalty. Should the Company default on this note, the holder becomes a secured creditor. This note is subordinate to all existing and future financing arrangements and is secured by substantially all of the Company's assets. On December 31, 2000 $581,000 was outstanding on this note.

    Aggregate maturities required on long term debt at December 31, 2000 are as follows:

      2001                                            $ 119,818
      2002                                              238,144
      2003                                              179,876
      2004                                              166,953
      2005                                              166,953
                                                        -------
	Total                                                $ 871,744
                                                        =======
NOTE 8 - LEASES

    Operating Leases

    In December, 1998 the Company entered into a new lease in Freehold, NJ. The lease provides for minimum monthly rentals of $9,503 including certain operating charges through December 2001. The Company also paid $15,960 to the landlord as a security deposit.

    As of January 1, 2000 the Company renegotiated this lease to December 31, 2004. The lease provides for minimum monthly rentals of $10,707 including certain operating charges through December 2004. The Company also paid $2,305 to the landlord as additional security deposit.

    In September 1999 the Company entered into a new lease for office space located in East Windsor, New Jersey, effective October 1, 1999 and ending on March 31, 2005. With extensions for $1,375 per month.

    In July 1999 the Company entered into a lease for office space in Wayne, NJ. The lease provides for minimum monthly rentals of $1,600 through July 2001. The Company also paid $3,200 to the landlord as a security deposit. This lease will not be renewed.

    In October 1999 the Company entered into a lease for an apartment located in New York City effective October 1999 and ending on October 2001. The lease provides for minimum monthly rentals of $2,500 through October 2001. The Company also paid $3,750 to the landlord as a security deposit. The Company has terminated this lease as of October, 2000.

    In December 1999 the Company entered into a new lease for additional office space in Freehold, NJ. The lease provides for minimum monthly rentals of $2,472 including certain operating charges through November 2000. The Company also paid $4,250 to the landlord as a security deposit. As of August 2000 the Company has renewed this lease until November 2005 at $2,472 per month including certain operating charges.


    Following is a summary of renewal options.

                          Renewal Option
      Description           Expiration                        Annual
      Of Property              Date              Terms        Rental
======================================================================
 Office Space               11/30/2000           5 years     $ 29,665
    Freehold

 Office Space                3/31/2000           5 years     $ 20,250
    Hightstown

    Rental expense for office space was $128,798 in 1999 and $204,960 in 2000.

    The total future minimum rental payments required are as follows:

	    2001                                         $ 185,849
	    2002                                           162,274
	    2003                                           158,149
	    2004                                           158,149
	    2005                                            27,192
                                                    -------
                                                  $ 691,613
                                                    =======
    Capital Leases

    The Company is the lessee of computer equipment and office fixtures under capital leases expiring at various dates through 2004. The assets and liabilities are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease term or their estimated useful life.

    Amortization of assets under capital leases is included in depreciation expense for 1999 and 2000.

    Following is a summary of equipment held under capital leases:

                                            1999               2000

	Equipment                              $ 465,715           $ 576,719
	Furniture and fixtures                   109,417             112,540
                                          -------             -------
	Total                                    575,132             689,259

	   Less: accumulated depreciation       (108,541)           (241,107)
                                          -------             -------
                                        $ 466,591           $ 448,152
                                          =======             =======

    Minimum future lease payments under capital leases as of December 31, 2000 for each of the next five years are as follows:

	    2001                                            $ 209,580
	    2002                                              182,466
	    2003                                               52,874
	    2004                                                    0
	    2005                                                    0
                                                       -------
	    Total minimum lease payments                      444,920

	    Less amounts representing interest                (57,611)
                                                       -------
	    Present value of net minimum lease payment      $ 387,309
                                                       =======

    The interest rate on capitalized leases varies from 8.4% to 14% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

    These capital lease agreements provide for a 10% purchase option at the end of the lease based on lessors cost of the equipment or the lease term can be renewed.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                 December 31,
                                              1999        2000

       Administrative expenses              $ 364,422    $ 391,394
       Payroll tax liabilities                 42,014       39,374
                                              -------      -------
		   Total                                  $ 406,436    $ 430,768
                                              =======      =======

NOTE 10 - INCOME TAXES

    Deferred taxes consist of the following at:

                                                December 31,
                                                1999        2000

      Total deferred tax assets             $  11,340     $  46,178
      Deferred tax liability                  (29,115)      (69,652)
                                               ------        ------
      Net deferred tax assets (liability)   $ (17,775)    $ (23,474)
                                               ======        ======

    The deferred tax assets are attributable to available net operating loss carryforwards and the excess amortization for financial reporting purposes over tax purposes. No valuation allowance has been calculated due to the reasonable expectation that they will be utilized.

    During 1999 and 2000, a provision for taxes was recorded as computed below.

                                              1999        2000

Current Income Tax (Provision) Benefit
	Federal                                  $ (150,700)   $ 34,845
	State                                      ( 26,500)          -
                                             -------     -------
	Total                                      (177,200)     34,845

Deferred Tax (Provision) Benefit
	Federal                                     (61,800)      5,310)
	State                                       (16,500)       (389)
                                             -------     -------
	Total Deferred tax (Provision) expense   $  (78,300)   $ (5,699)
                                             -------     -------

	Total income tax (Provision) Benefit     $ (255,500)   $ 29,146
                                             =======     =======


    The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is as follows:

                                          Percentage of Pretax Income
                                               1999        2000

      Tax at US statutory rates              (34.0)%      (34.0)%
      State income taxes, net of federal
      	tax benefit                            (5.9)        (5.9)
      Other reconciling items, including
       impairment	loss in 2000                (1.2)        39.9
                                              ----         ----
      Income tax provision                   (41.1)%        0.0 %

    As of December 31, 2000 the Company has the following operating loss carryforwards which may be used to reduce Federal and state taxable income and tax liabilities in future years.

       Year of
      Expiration                                    Federal      State

      2003                                        $       -     $  18,528
      2004                                                -       112,371
                                                    -------       -------
                                                  $       -     $ 130,899
                                                    =======       =======
NOTE 11 - COMMITMENTS

    On September 16, 1997 the Company guaranteed the debts of the vice president and a key employee in the amounts of $26,250 and $10,000 respectively. The Company has assigned as collateral two certificates of deposit for these loan balances. These certificates are subject to withdrawal restrictions for the loan balance until paid in full. As of December 2000 the restriction on the $10,000 certificate has been removed as the loan has been paid in full.

    As of January 1, 1997, the Company entered into employment agreements with its president and vice president through December 31, 1999 which has been extended through 2001. The agreements provide for annual compensation of $115,000 and $85,000 plus $6,000 reimbursed auto expenses for 1999 and through October 17, 2000. Additionally the board of directors approved bonuses of $35,000 each for 1999.

    As of October 17, 2000 the Company entered into a new employment agreement with its vice president in connection to the stock repurchase transaction.
The agreement provides the former president annual compensation of $85,000 plus a $15,000 expense reimbursement through October 2001.

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

    As of October 17, 2000 as part of the vice president's employment agreement the vice president provided a covenant not to compete in any competitive activities for a period of four years.


NOTE 12 - STOCK OPTIONS

    On May 9, 1988, the Company adopted an Incentive Stock Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998. This plan has expired and no options are outstanding from this plan.

    On December 15, 1997 the Company adopted the 1997 incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to December 15, 2008 at an option price to be determined at the date of grant. In December 1998 and January 1999, 10,000 and 96,000 options at $.15, respectively, were granted under this plan. In January 1999 the president and vice president were granted
100,000 options to purchase the Company stock at $.12 for a period of 10 years through January 2009. During 2000, 456,000 options were canceled under this plan. As of December 31, 2000 there are 870,000 outstanding options under this plan. During the year ended December 31, 2,000, 12,000 shares were exercised under this plan.

    On October 22, 1999 the Company adopted the 1999 incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to August 31, 2009 at 100% of the fair market value on the date the option is granted. During 1999, 100,000 options at $.85 and 95,000 options at $.83, respectively, and during 2000 220,000 options with a weighted average exercise price of $.61 were granted under this plan. No compensation expense for 1999 and 2000 was recorded as the grant price equaled the market price on the date of each grant. As of December 31, 2000 there are 200,000 outstanding options. To date no shares have been exercised under this plan.

    A summary of the stock option activity for the years ended December 31, 1999 and 2000, including options subject to the terms of the Plans and fixed priced non-qualified options, is set forth below:

                                            Weighted
                                            Number of  Average
                                            Options    Exercise Price
Outstanding at January 1, 1999
	   Granted                                1,150,000     $  .10
	   Exercised                                491,000        .42
	   Canceled                                (120,000)       .15
                                           ---------       ----
	Outstanding at December 31, 1999          1,521,000        .19
	   Granted                                  220,000        .64
	   Exercised                                (12,000)       .15
	   Canceled                                (659,000)       .34
                                           ---------       ----
	Outstanding at December 31, 2000          1,070,000     $  .22
                                           =========       ====

	Exercisable at December 31, 2000          1,070,000     $  .22
                                           =========       ====

    The fair value of options granted in 1999 and 2000 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 164% and 139% in 1999 and 2000, respectively, risk-free interest rate ranging from 5.5% to 6.0% and expected option life of 3 years.

    The per share weighted-average fair value of stock options granted during 1999 and 2000 was $.38 and $.61, respectively. The per share weighted average remaining life of the options outstanding at December 31, 1999 and 2000 is 8.9 and 8.1 years, respectively.

    The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net income, net of the income tax effect, for 1999 and 2000 would have been decreased to the pro forma amounts shown below.

                                      						       December 31,
                                                1999        2000

  Net Income (Loss):
	 As reported                              $ 366,786    $  (4,027)
	 Pro forma                                $ 257,296    $ (66,261)

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

    From time to time the Company advanced loans to the founder and vice president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance of $74,493 and $0 December 31, 1999 and 2000 respectively. Through December 31, 1999 the founder and president has secured this note with 2,414,316 shares of the Company's common stock.
The founder and president repaid $20,250 toward principle of this note in 1999. Effective October 17, 2000, this note was agreed to be forgiven in exchange for a covenant not to compete for four years.

    Included in interest income for 1999 and 2000 from the officer was $0 and $0, as the board of directors agreed to waive the interest on this note. Additionally, in connection with the acquisitions discussed in Note 2, the vice president was paid a finders fee of $20,250 in 1999.

    The president and vice president also received $9,717 of interest in 1999 and $14,052 in 2000 for the notes payable discussed in Note 6.

    The company has periodically provided working capital loans to Ford Publishing, Inc., the purchaser of the information division. The interest rate was 10% and the term was generally ninety days. During 1993 these transactions were combined in a form of a credit line with interest at 12% which had a balance outstanding at December 31, 1999 and 2000 of $14,726 and $33,758, respectively. This note is collateralized by the accounts receivable and inventory of Ford Publishing, Inc.

    The company assists in the collection of Ford Publishing's credit card sales. During 1999 and 2000 the Company collected $69,975 and $75,377 respectively, net of related bank charges for Ford Publishing. These funds were used to pay back the working capital loans given to Ford Publishing during the year.

    Included in interest income was $0 and $0 from Ford Publishing, Inc. for the periods ended December 31, 1999 and 2000, respectively.


NOTE 14 - CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments, non-interest bearing cash deposits, accounts receivable, and notes receivables. The Company extends unsecured credit to customers in varied locations across the country.

    Management has attempted to reduce its credit risk by accepting credit card payments for collection against its notes receivable and accounts receivable. This has limited exposure to uncollectible receivables and increased cash flow.

    The company places its temporary cash investments and non-interest bearing deposits with financial institutions with balances in excess of the FDIC insured limits. Management has attempted to reduce its credit risk by placing its certificates of deposit approximating $100,000 each in various financial institutions in New Jersey. Consequently, in managements opinion, no significant concentrations of credit risk exists for the corporation. On December 31, 1999 and 2000, $522,527 and $118,305 of cash and interest bearing deposits exceeded FDIC insured limits respectively.

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

NOTE 15 - RETIREMENT PLAN

    The company maintains a 401(k) profit sharing plan that covers substantially all employees of the company and its subsidiaries who have completed one year of service and have attained age 20. The Company may make discretionary matching contributions equal to a percentage of the amount of the employee's salary reduction amount. The Company may also make discretionary contributions in addition to the matching provision above. All required contributions have been provided for and funded when due. The 401(k) plan expense totaled $10,806 in 1999 and $4,408 in 2000.

NOTE 16 - COMMON STOCK

    In connection with the acquisition of Metro Marketing in December 1996, 3,904,088 shares of common stock were issued to the shareholder of Metro and current president of the Company.

    Reserved Shares

    1,070,000 stock options are outstanding on December 31, 2000. See note 12.


NOTE 17 - TREASURY STOCK

    Treasury stock is shown at cost, and in 2000 consists of 3,864,088 shares of common stock.

    Stock Redemption:

    In October 2000 the Company purchased 3,864,088 shares of stock from its founder/President in exchange for $1,000,000. The purchase price consists of a cash payment of $419,000 and a five year 7% subordinated secured note in the amount of $581,000. Also, the Company agreed to forgive a $74,493 note receivable in exchange for a covenant not to compete for a period of four years. The President also resigned from his position as president and a member of the Company's Board of Directors.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments as of December 31 are as follows:

                                        Non trading instruments
                                Carrying  Amount           Fair Value
                                 1999      2000          1999       2000
- ---------------------------------------------------------------------------
Assets:
 Cash and equivalents      $1,235,380  $  875,348   $1,235,380  $  875,348
 Restricted cash               40,234      31,017       40,234      31,017
 Officer loans                 74,493           -       74,493           -
 Interest receivable            3,005       9,649        3,005       9,649
 Notes receivable              14,726      33,758       14,726      33,758
 Other interest receivable -
  tax liens                    6,813          340        6,813         340
 Other receivable                 925       3,315          925       3,315

Liabilities:
 Note payable officers'       126,106     671,297      126,106     671,297
 Other notes payable          121,969      82,326      121,969      82,326


NOTE 19 - LEGAL PROCEEDINGS

    Legal Proceedings

    The Company, its Vice president and a management employee are the defendants in a lawsuit filed by a former employee of the Company for alleged improper termination. The Company and its co-defendants deny the allegations and intend to vigorously defend their position. Any outcome and its effect on the financial position of the Company, if any, cannot be determined at this time.

    Additionally, the Company is subject to occasional lawsuits and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's consolidated financial position.

NOTE 20 - RECENT PRONOUNCEMENTS

    In December 1999 the Securities and Exchange Commission issued staff accounting Bulleting 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 and its related interpretations to determine the effect it will have on the Company's consolidated financial position and results of operations.

NOTE 21 - EARNINGS PER SHARE OF COMMON STOCK

    The following reconciles amounts reported in the financial statements:

  For the year ended December 31,                1999        2000

  Weighted-average number of shares on which
  earnings per share calculations are based:
      Basic                                   11,940,521  10,980,499
      Add - incremental shares under stock
       option plans                            1,325,791           -
                                              ----------  ----------
  Assuming dilution                           13,266,312  10,980,499
                                              ==========  ==========
  Net income (Loss) applicable to
   common stockholders                          $366,786    $ (4,027)

  Net income on which diluted earnings
  per share is calculated                       $366,786    $ (4,027)

  Earnings per share of common stock:

  Basic                                         $   .031    $  (.001)

  Assuming dilution                             $   .028    $  (.001)

  Stock options to purchase 195,000 common shares in 1999, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore the effect would have been antidilutive. Stock options to purchase common shares were not included in year 2000 as the effect would have been antidilutive.