Form 10QSB
period 2001-03-31
CORFACTS INC
filed 2001-05-15
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549
				FORM 10-QSB


(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED March 31, 2001

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

						       File Number
							0-17394

		     Corfacts, Inc. & Subsidiary
			      Form 10-QSB
			    March 31, 2001

				INDEX

PART I - FINANCIAL INFORMATION                            PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at March 31, 2001            3.

     Consolidated Statements of Operations for the
       three months ended March 31, 2001 and 2000            4.

     Consolidated Statements of Cash Flows for the
       three months ended March 31, 2001 and 2000            5.


     Notes to Consolidated Financial Statements              6.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                            9.

PART II - OTHER INFORMATION                                 11.

Item 1.  Legal Proceedings                                  11.

Item 2.  Changes in Securities                              11.

Item 3.  Defaults Upon Senior Securities                    11.

Item 4.  Submission of Matters to a Vote of Securityholders 11.

Item 5.  Other Information                                  11.

Item 6.  Exhibits and Reports on Form 8-K                   11.

Signatures                                                  12.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



			CORFACTS, INC. & SUBSIDIARY
			       BALANCE SHEET
			      March 31, 2001
				(Unaudited)


	ASSETS
Current Assets
 Cash and cash equivalents                        $  943,366
 Interest bearing deposits, restricted                31,017
 Interest receivable                                   3,867
 Accounts receivable, net of allowance for
  bad debts of $105,399                              321,886
 Inventory                                            12,722
 Prepaid expenses and other current assets            43,484
 Note receivable                                      22,511
 Prepaid and refundable income taxes                 125,000
 Other receivable-municipal tax liens, net             3,655
						   ---------
 Total Current Assets                              1,507,508
						   ---------
Property and equipment, at cost,
 less accumulated depreciation of $416,399           569,228
Goodwill and customer lists, and covenant, net of
 accumulated amortization of $184,526                318,182

Other assets
 Deferred taxes                                       34,313
 Security deposits                                    65,209
						   ---------
      Total Other Assets                              99,522
						   ---------
 TOTAL ASSETS                                     $2,494,440
						   =========
	LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses            $  342,314
 Deferred revenue                                     47,500
 Customer Deposits                                    50,000
 Current portion of note payable - officers           92,983
 Current portion of note payable - other              28,402
 Current portion of capitalized lease obligations    134,067
						   ---------
 Total Current Liabilities                           695,266
						   ---------
Capitalized lease obligations, net of
  current portion                                    213,540
Note payable - officers', net of current portion     568,954
Note payable - other, net of current portion          43,532
Deferred Taxes                                        97,418
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 8,088,433 shares issued and
   outstanding in 2001                             1,285,852
Retained earnings                                    589,878
Less: Treasury stock, 3,864,088 shares at cost    (1,000,000)
TOTAL STOCKHOLDERS' EQUITY                           875,730
						   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $2,494,440
						   =========

See notes to consolidated financial statements.




			CORFACTS, INC. & SUBSIDIARY
			 STATEMENTS OF OPERATIONS
				(Unaudited)

					Three months ended
					     March 31,
					2000          2001
				      --------------------

Revenue:
Revenue telemarketing               $ 1,655,463  $ 1,667,960
Interest income                          11,295        8,322
				      ---------    ---------
     Total revenues                   1,666,758    1,676,282

Direct operating expenses               845,315      866,798
				      ---------    ---------
     Gross Profit                       821,443      809,484

Costs & expenses:
Selling, general & administrative       616,720      489,255
Depreciation and amortization            64,621       65,633
Interest expense                         17,955       24,271
				      ---------    ---------
     Total costs & expenses             699,296      579,159
				      ---------    ---------
     Income before income taxes         122,147      230,325

     Provision for income taxes         (49,000)     (71,631)
				      ---------    ---------
     Net income                        $ 73,147     $158,694
				      =========    =========

Basic earnings per common share        $   .006     $   .020


Average common shares outstanding    11,940,521    8,088,433


Diluted earnings per common share      $   .006     $   .019

Average common shares and equivalents
  outstanding for diluted earnings
  per common share                   13,068,484    8,416,766





See notes to the consolidated financial statements.

			  CORFACTS, INC. & SUBSIDIARY
			   STATEMENTS OF CASH FLOWS
				  (Unaudited)

					  Three months ended
					       March 31,
					   2000         2001
					  -------------------

Cash flows from operating activities:
  Net income                             $ 73,147    $ 158,694
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            64,621       65,633
  Bad debts provision                      17,000       36,202
  Deferred income taxes                     3,122       39,631

  Accounts receivable                      37,025      (22,093)
  Interest receivable                      (3,530)       5,782
  Inventory                                     -       28,264
  Prepaid Income Taxes                    (73,208)      40,000
  Prepaid expense and other current
   assets                                   4,152      (23,974)
  Other assets                             (3,317)           -
  Accounts payable and accrued expenses   (64,462)     (88,454)
  Deferred revenue                         (3,800)     (75,996)
  Customer Deposits                             -      (47,474)
					  -------      -------
 Net cash provided by operating
   activities                              50,750      116,215
					  -------      -------
Cash flows used in investing activities:
     Redemption of tax lien certificate     4,069            -
     Exercise of employee stock options         -
     Purchase of equipment                 (2,878)           -
  Net provided by (used in) investing     -------      -------
     activities                             1,191            -
					  -------      -------
Cash flows from financing activities:
     Notes receivable advances             (7,746)      11,247
     Repayment of note to shareholder      (8,723)      (9,350)
     Repayment of acquisition notes        (9,630)     (10,392)
     Repayment of capitalized lease
      obligations                         (33,985)     (39,702)
  Net cash used in financing              -------      -------
	  activities                      (60,084)     (48,197)
					  -------      -------
Net increase (decrease) in cash and
   Cash equivalents                        (8,143)      68,018
Cash and cash equivalents at
   beginning of period                  1,235,380      875,348
					---------     --------
Cash and cash equivalents at
  end of period                        $1,227,237    $ 943,366
					=========     ========

See notes to the consolidated financial statements.


			  CORFACTS, INC. & SUBSIDIARY
		    NOTES TO CONDENSED FINANCIAL STATEMENTS
			       March 31, 2000
				(Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 2000.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The Company adopted FIN 44 for the third quarter of 2000.

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 " Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FAS 133" (FAS 138). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. For an entity that has adopted Statement of Financial Accounting Standards No. 133 prior to June 15, 2000, FAS 138 is effective for all fiscal quarters beginning after June 15, 2000. The Company adopted FAS 138 for the third quarter of 2000.


NOTE 2 - RELATED PARTY TRANSACTIONS

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the President and shareholder of the Company and bears an interest rate of 7%. During the three months ended March 31, 2001 and 2000, interest expense on this note was $1,416 and $2,054 respectively.

Repurchase of Shares; Resignation of President - On October 17, 2000 Corfacts entered into a Change of Affiliation Agreement with Lawrence Finkelstein. Mr. Finkelstein was a founder of Corfacts, and had served as its Chairman. Pursuant to the change of Affiliation Agreement, Mr. Finkelstein has resigned from the Board of Directors and from his position as Chairman. He has signed an Employment Agreement to serve as Vice President of Marketing for Corfacts through October 31, 2001. Ariel Freud has assumed the position of President and sole Director of Corfacts. For further information, refer to Form 8-K filed October 17, 2000. The Note Payable generated by the Repurchase of Shares from the Vice President bears an interest rate of 7%. During the three months ended March 31, 2001 and 2000, interest expense on this note was $10,168 and $0, respectively.


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


Deferred taxes consist of the following at:

				   March 31, 2001

Total deferred tax assets            $ 34,313
Less: Valuation allowance                   -
Deferred tax liability                (97,418)
				      -------
Net deferred tax liability           $(63,105)
				      =======


The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at March 31, 2001 and March 31, 2000 is as follows:


					 Percentage of
					 Pretax Income
					2001        2000
				       ------------------

Tax at US statutory rates            34.0 %       34.0 %
State income taxes, net of
 federal tax benefit                  6.0 %        6.0 %
Other adjustments                    (9.0)%       (0.0)%
				     -----        -----
Income tax provision                 31.0 %       40.0 %
				     =====        =====



			  CORFACTS, INC. & SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to the three months ended
 March 31, 2000

The Company is reporting net income of $158,694 on total revenues of $1,676,282 for the three months ended March 31, 2001 as compared to net income of $73,147 on total revenues of $1,666,758 for the comparable three months ended March 31, 2000.

Basic earnings per share for the three months ended March 31, 2001 were $0.020 as compared to basic earnings per share of $0.006 for the same period in 2000.

Selling, general and administrative costs were $489,255 for the three months ended March 31, 2001 as compared to $616,720 for the three months ended March 31, 2000. Selling, general and administrative expenses were reduced by $127,465, or approximately 21%. The Company has reduced sales expenses by downsizing the outside sales force that was established early last year. Management feels that the sales generated by these efforts did not justify the increased sales expenses. Depreciation and amortization expense for the three months ended March 31, 2001 was $65,633 as compared to $64,621 for the same period in 2000.

The Company recorded $8,322 in interest income for the three months ended March 31, 2001 as compared to interest income of $11,295 for the same period last year. This decrease in interest income is attributable to lower interest rates available on short-term investments. In addition, the Company had a reduction in cash during the last quarter of 2000 due to the down payment made to the former President of the Company for the buyback of his shares. Interest expense for the three months ended March 31, 2001 was $24,271 as compared to $17,955 for the three months ended March 31, 2000.
The increase in interest expense is directly attributable to the note payable due to the former President for the buyback of his 3.8 million shares, as mentioned above.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $812,242 at March 31, 2001, as compared to $611,569 at December 31, 2000. The profitability of the first quarter has enabled the Company to increase its working capital by $200,673.

Management is continually considering various equity funding and future acquisition alternatives to increase its already positive working capital, tempered by the volatile changes in the capital markets. The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company which can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.


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

May 15, 2001              /s/ Ariel Freud
			      Ariel Freud
			      President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 15, 2001              /s/ Ariel Freud
			      Ariel Freud
			      President, Chairman