Form 10KSB/A
period 2000-12-31
CORFACTS INC
filed 2001-06-11
CIK 791298

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB/A
(Mark One)

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


Amendment:

This Amended 10-KSB reflects changes in the Independent Auditors Report,
Note 2 and Note 20 which clarify the Company's revenue recognition procedure as it relates to SAB 101.


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

                                      COMMON STOCK
                            High    Low        High    Low
                            Bid     Bid        Bid     Bid
--------------------------------------------------------------
2000
1st quarter                  $1.22  $ .53       $1.03   $ .47
2nd quarter                  $ .90  $ .38       $ .64   $ .38
3rd quarter                  $ .40  $ .28       $ .38   $ .28
4th quarter                  $ .31  $ .17       $ .31   $ .16


                            High    Low        High    Low
                            Bid     Bid         Ask    Ask
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


NAME                            POSITION HELD
-----------------------------------------------------
Ariel Freud                     President, Chairman
Larry Finkelstein               Vice President



Item 10.        EXECUTIVE COMPENSATION

                                              SALARIES, FEES,
                                              DIRECTOR'S FEES,
                  CAPACITIES IN               COMMISSION       STOCK
NAME              WHICH SERVED                AND BONUSES      AWARD
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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of common shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares as of December 31, 2000:

                     AMOUNT AND NATURE OF       PERCENTAGE
NAME AND ADDRESS     BENEFICIAL OWNERSHIP       OF CLASS OWNED
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

Exhibit Number
Reference        Description
---------------------------------------------------------
(3a)*     Articles of Incorporation, as amended

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

June 11, 2001                     Corfacts, Inc.
                                  By:

                                  /s/ Ariel Freud
                                      Ariel Freud
                                      President, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 11, 2001                      Corfacts, Inc.
                                   By:

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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

June 11, 2001



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


                      CORFACTS, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE TWO YEARS ENDED DECEMBER 31, 2000





                    Number      Common    Treasury    Retained
                    of Shares   Stock     Stock       Earnings      Total
----------------------------------------------------------------------------
Balance,
 January 1, 1999   11,940,521 $1,284,052  $        -  $  68,424   $1,352,476

Net income for
 the year                   -          -           -    366,786      366,786
----------------------------------------------------------------------------
Balance,
 December 31, 1999 11,940,521  1,284,052           -    435,210    1,719,262

Stock issued           12,000      1,800           -          -        1,800

Stock repurchased  (3,864,088)         -  (1,000,000)         -   (1,000,000)

Net loss for
  the year                  -          -           -     (4,027)      (4,027)
----------------------------------------------------------------------------
Balance,
 December 31, 2000  8,088,433 $1,285,852 $(1,000,000) $ 431,183   $  717,035
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

    Revenue Recognition

    The Company's revenues are derived mainly from providing telemarketing services on a flat fee and hourly basis. Revenues are recognized when earned based upon standard billing rates charged by the hours worked or if no pattern of performance is discernible, the entire fee is recognized on a straight line basis over the period during which the services are performed. Corresponding expenses were recorded for all hours included in revenue.

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

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments as of December 31 are as follows:

                                        Non trading instruments
                                Carrying  Amount           Fair Value
                                 1999      2000          1999       2000
---------------------------------------------------------------------------
Assets:
 Cash and equivalents      $1,235,380  $  875,348   $1,235,380  $  875,348
 Restricted cash               40,234      31,017       40,234      31,017
 Officer loans                 74,493           -       74,493           -
 Interest receivable            3,005       9,649        3,005       9,649
 Notes receivable              14,726      33,758       14,726      33,758
 Other interest receivable -
  tax liens                    6,813          340        6,813         340
 Other receivable                 925       3,315          925       3,315

Liabilities:
 Note payable officers'       126,106     671,297      126,106     671,297
 Other notes payable          121,969      82,326      121,969      82,326


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

NOTE 20 - RECENT PRONOUNCEMENTS

    In December 1999 the Securities and Exchange Commission issued staff accounting Bulleting 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2000. No changes in accounting policy were required, as the Company's revenue recognition policies are in compliance with SAB 101 and its related interpretations.

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