Form 10QSB
period 2001-06-30
CORFACTS INC
filed 2001-08-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549
				FORM 10-QSB


(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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


Registrant had 8,088,433 shares of Common Stock, no par value, outstanding on June 30, 2001.

						       File Number
							0-17394

		     Corfacts, Inc. & Subsidiary
			      Form 10-QSB
			     June 30, 2001

				 INDEX

PART I - FINANCIAL INFORMATION                            PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at June 30, 2001            3.

     Consolidated Statements of Operations for the
       three months and six months ended June 30, 2001
       and 2000                                             4.

     Consolidated Statements of Cash Flows for the
       six months ended June 30, 2001 and 2000              5.

     Notes to Consolidated Financial Statements             6.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                           8.

PART II - OTHER INFORMATION                                11.

Item 1.  Legal Proceedings                                 11.

Item 2.  Changes in Securities                             11.

Item 3.  Defaults Upon Senior Securities                   11.

Item 4.  Submission of Matters to a Vote of
	   Securityholders                                 11.

Item 5.  Other Information                                 11.

Item 6.  Exhibits and Reports on Form 8-K                  11.

Signatures                                                 12.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


			CORFACTS, INC. & SUBSIDIARY
			       BALANCE SHEET
				(Unaudited)
			       June 30, 2001
	ASSETS

Current Assets
 Cash and cash equivalents                        $  761,820
 Interest bearing deposits, restricted                31,017
 Interest receivable                                   8,167
 Accounts receivable, net of allowance for
   bad debts of $89,649                              455,772
 Inventory                                            12,722
 Prepaid expenses and other current assets            61,057
 Note receivable                                      19,306
 Prepaid and refundable income taxes                 107,914
 Other receivable-municipal tax liens, net             3,655
						   ---------
 Total Current Assets                              1,461,430
											     ---------
Property and equipment, at cost,
  less accumulated depreciation of $464,267          523,316
Goodwill and customer lists, and covenant, net of
 accumulated amortization of $202,355                300,353

Other assets
 Deferred taxes                                       43,960
 Security deposits                                    62,209
						   ---------
      Total Other Assets                             106,169
						   ---------
 TOTAL ASSETS                                     $2,391,268
						   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses            $  291,414
 Deferred revenue                                     65,000
 Customer Deposits                                    40,000
 Current portion of note payable - officers          126,372
 Current portion of note payable - other              33,468
 Current portion of capitalized lease obligations    149,173
						   ---------
 Total Current Liabilities                           705,427
						   ---------
Capitalized lease obligations, net of
  current portion                                    154,014
Note payable - officers', net of current portion     526,051
Note payable - other, net of current portion          27,876
Deferred Taxes                                        88,693
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 8,088,433 shares issued and
   outstanding in 2001                             1,285,852
Retained earnings                                    603,355
Less: Treasury stock, 3,864,088 shares at cost    (1,000,000)
						   ---------
TOTAL STOCKHOLDERS' EQUITY                           889,207
						   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $2,391,268
						   =========


See notes to consolidated financial statements.


		       CORFACTS, INC. & SUBSIDIARY
			 STATEMENTS OF OPERATIONS
				(Unaudited)



				 Three months ended    Six months ended
				      June 30,             June 30,
				 2000        2001     2000        2001
--------------------------------------------------------------------------


Revenue:
Revenue telemarketing       $1,509,042  $1,448,945  $3,164,505  $3,116,905
Income from tax liens, net       4,000           -       4,000           -
Interest income                 13,033       8,856      24,328      17,178
			     ---------------------------------------------
     Total revenues          1,526,075   1,457,801   3,192,833   3,134,083

Direct operating expenses      855,548     850,239   1,700,863   1,717,037
			      --------------------------------------------
     Gross Profit              670,527     607,562   1,491,970   1,417,046

Costs & expenses:
Selling, general &
 administrative                600,373     496,344   1,217,093     985,599
Depreciation and amortization   64,623      65,697     129,244     131,330
Interest expense                17,272      22,692      35,227      46,963
			      --------------------------------------------
Total costs & expenses         682,268     584,733   1,381,564   1,163,892
			      --------------------------------------------

     Loss (income) before
      income taxes             (11,741)     22,829     110,406     253,154

     (Benefit from) provision
      for income taxes          (3,300)      9,352      45,700      80,983
			      --------------------------------------------
     Net (loss) income       $  (8,441)   $ 13,477 $    64,706 $   172,171
			      ============================================

Basic (loss) earnings per
 common share                $   (.001)   $   .002 $      .005 $      .021
			      ============================================

Average common shares
 outstanding                11,946,521   8,088,433  11,946,521   8,088,433
			    ==============================================

Diluted (loss) earnings per
 Common share                $   (.001)   $   .002 $      .005 $      .020
			     =============================================
Average common shares and
 equivalents outstanding for
 diluted earnings per
 common share               13,062,612   8,416,766  13,062,612   8,416,766
			    ==============================================



See notes to the consolidated financial statements.


			     CORFACTS, INC. & SUBSIDIARY
			      STATEMENTS OF CASH FLOWS
				    (Unaudited)

					     Six months ended
						 June 30,
					     2000         2001

Cash flows from operating activities:
  Net income                             $  64,706    $ 172,171
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            129,244      122,018
  Bad debts provision                       31,400       43,702
  Deferred income taxes                      3,122       21,259

Changes in assets and liabilties:
  Accounts receivable                      28,210       (56,693)
  Interest receivable                      (8,510)        1,482
  Inventory                                     -        28,264
  Prepaid Income Taxes                   (130,347)       57,086
  Prepaid expense and other current
   assets                                  12,313       (41,547)
  Other assets                              1,185         3,000
  Accounts payable and accrued expenses   (18,048)     (236,828)
  Deferred revenue                         18,302       (58,496)
  Customer Deposits                       (24,983)      (57,474)
					 --------      --------
 Net cash provided by (used in)
  Operating activities                    106,594        (2,056)
					 --------      --------
Cash flows used in investing activities:
     Redemption of tax lien certificate     8,972             -
     Exercise of employee stock options       900             -
     Purchase of equipment                 (5,401)       (1,956)
					 --------      --------
  Net cash provided by (used in)
   investing activities                     4,471        (1,956)
					 --------      --------
Cash flows from financing activities:
     Notes receivable advances            (21,935)       14,452
     Repayment of note to shareholder     (17,599)      (18,864)
     Repayment of acquisition notes       (19,445)      (20,982)
     Repayment of capitalized lease
      obligations                         (75,129)      (84,122)
					 --------       -------
   Net cash used in financing
	   activities                    (134,108)     (109,516)
					 --------       -------
Net decrease in cash and cash
 equivalents                              (23,043)     (113,528)
Cash and cash equivalents at
   beginning of period                  1,235,380       875,348
					---------      --------
Cash and cash equivalens at
 end of period                         $1,212,337    $  761,820
					=========      ========


See notes to the consolidated financial statements.


			 CORFACTS, INC. & SUBSIDIARY
		  NOTES TO CONDENSED FINANCIAL STATEMENTS
			       June 30, 2001
				(Unaudited)

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

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 2000.

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

  In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets. "FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Corfacts commencing with its 2002 fiscal year. Corfacts is currently evaluating the impact these statements will have on its results of operations and financial position.


NOTE 2 - RELATED PARTY TRANSACTIONS

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the President and shareholder of the Company and bears an interest rate of 7%. During the six months ended June 30, 2001 and 2000, interest expense on this note was $2,666 and $5,154, respectively.

Repurchase of Shares; Resignation of President - On October 17, 2000 Corfacts entered into a Change of Affiliation Agreement with Lawrence Finkelstein. Mr. Finkelstein was a founder of Corfacts, and had served as its Chairman. Pursuant to the change of Affiliation Agreement, Mr. Finkelstein has resigned from the Board of Directors and from his position as Chairman. He has signed an Employment Agreement to serve as Vice President of Marketing for Corfacts through October 31, 2001. Ariel Freud has assumed the position of President and sole Director of Corfacts. For further information, refer to Form 8-K filed October 17, 2000. The Note Payable generated by the Repurchase of Shares from the Vice President bears an interest rate of 7%. During the six months ended June 30, 2001 and 2000, interest expense on this note was $20,335 and $0, respectively.


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


Deferred taxes consist of the following at:

				    June 30, 2001

Total deferred tax assets            $ 43,960
Less: Valuation allowance                   -
Deferred tax liability                (88,693)
				       ------
Net deferred tax liability           $ 44,733
				       ======


The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at June 30, 2001 and June 30, 2000 is as follows:


					 Percentage of
					 Pretax Income

				       2001        2000
				     --------------------
Tax at US statutory rates            34.0 %       34.0 %
State income taxes, net of
 federal tax benefit                  6.0 %        6.0 %
Other adjustments                    (9.0)%       (0.0)%
				     ----         ----
Income tax provision                 31.0 %       40.0 %
				     ====         ====


			CORFACTS, INC. & SUBSIDIARY
		      PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to the six months ended June 30, 2000


The Company is reporting net income of $172,171 on total revenues of $3,134,083 for the six months ended June 30, 2001 as compared to net income of $64,706 on total revenues of $3,192,833 for the comparable six months ended June 30, 2000.

Basic earnings per share for the six months ended June 30, 2001 were $.021 as compared to basic earnings per share of $0.005 for the same period in 2000.

Selling, general and administrative costs were $985,599 for the six months ended June 30, 2001 as compared to $1,217,093 for the six months ended June 30, 2000. Selling, general and administrative expenses were reduced by $231,494, or approximately 19%. The Company has reduced sales expenses by downsizing the outside sales force that was established early last year. Management feels that the sales generated by these efforts did not justify the increased sales expenses. Depreciation and amortization expense for the six months ended June 30, 2001 was $131,330 as compared to $129,244 for the same period in 2000.

The Company recorded $17,178 in interest income for the six months ended June 30, 2001 as compared to interest income of $24,328 for the same period last year. This decrease in interest income is attributable to lower interest rates available on short-term investments. In addition, the Company had a reduction in cash during the last quarter of 2000 due to the down payment made to the former President of the Company for the buyback of his shares. Interest expense for the six months ended June 30, 2001 was $46,963 as compared to $35,227 for the six months ended June 30, 2000. The increase in interest expense is directly attributable to the note payable due to the former President for the buyback of his 3.8 million shares, as mentioned above.


Three months ended June 30, 2001 compared to the three months ended June 30,
2000

The Company is reporting net income of $13,477 on total revenues of $1,457,801 for the three months ended June 30, 2001 as compared to a net loss of $8,441 on total revenues of $1,526,075 for the comparable three months ended June
30, 2000.

Basic earnings per share for the three months ended June 30, 2001 were $.002 as compared to a basic loss per share of $0.001 for the same period in 2000.

Selling, general and administrative costs were $496,344 for the three months ended June 30, 2001 as compared to $600,373 for the three months ended June 30, 2000. Selling, general and administrative expenses were reduced by $104,029, or approximately 17.5%. The Company has reduced sales expenses by downsizing the outside sales force that was established early last year. Management feels that the sales generated by these efforts did not justify the increased sales expenses. Depreciation and amortization expense for the three months ended June 30, 2001 was $65,697 as compared to $64,623 for the same period in 2000.

The Company recorded $8,856 in interest income for the three months ended
June 30, 2001 as compared to interest income of $13,033 for the same period last year. This decrease in interest income is attributable to lower interest rates available on short-term investments. In addition, the Company had a reduction in cash during the last quarter of 2000 due to the down payment made to the former President of the Company for the buyback of his shares. Interest expense for the three months ended June 30, 2001 was $22,692 as compared to $17,272 for the three months ended June 30, 2000. The increase in interest expense is directly attributable to the note payable due to the former President for the buyback of his 3.8 million shares, as mentioned above.


			CORFACTS, INC. & SUBSIDIARY
		      PART I - FINANCIAL INFORMATION


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $756,003 at June 30, 2001, as compared to $611,569 at December 31, 2000. The profitability of the six-month period has enabled the Company to increase its working capital by $133,229.

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

August 14, 2001              /s/ Ariel Freud
			     Ariel Freud
			     President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 2001              /s/ Ariel Freud
			     Ariel Freud
			     President, Chairman