Form 10QSB
period 2001-09-30
CORFACTS INC
filed 2001-11-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549
			    FORM 10-QSB


(MARK ONE)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED September 30, 2001

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM           TO


		    COMMISSION FILE NUMBER  0-17394


		      CORFACTS INC. AND SUBSIDIARY
 --------------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

	 New Jersey                              22-2478379
 --------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer ID No.)
 incorporation or organization)

	     3499 Hwy. 9 No., Ste. 3B, Freehold, NJ  07728
	     ---------------------------------------------
		(Address of principal executive offices)

	   Registrants telephone number, including area code
	   -------------------------------------------------
			   (800) 696-7788

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.      Yes [X]  No [ ]

Transitional Small Business Disclosure Format: Yes [ ]  No [X]


Registrant had 8,088,433 shares of Common Stock, no par value, outstanding on September 30, 2001.



					     File Number
						0-17394

		     Corfacts, Inc. & Subsidiary
			     Form 10-QSB
			  September 30, 2001

				INDEX

PART I - FINANCIAL INFORMATION                                 PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at September 30, 2001            3.

     Consolidated Statements of Operations for the
       three months and nine months ended September 30, 2001
       and 2000                                                  4.

     Consolidated Statements of Cash Flows for the
       nine months ended September 30, 2001 and 2000             5.

     Notes to Consolidated Financial Statements                  6.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of Operations          9.

PART II - OTHER INFORMATION                                     11.

Item 1.  Legal Proceedings                                      11.

Item 2.  Changes in Securities                                  11.

Item 3.  Defaults Upon Senior Securities                        11.

Item 4.  Submission of Matters to a Vote of Securityholders     11.

Item 5.  Other Information                                      11.

Item 6.  Exhibits and Reports on Form 8-K                       11.

Signatures                                                      12.



		      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


			 CORFACTS, INC. & SUBSIDIARY
				BALANCE SHEET
				 (Unaudited)
			     September 30, 2001
	ASSETS
Current Assets
 Cash and cash equivalents                        $1,012,545
 Interest bearing deposits, restricted                31,017
 Interest receivable                                   8,092
 Accounts receivable, net of allowance for
   bad debts of $72,500                              540,742
 Inventory                                             5,000
 Prepaid expenses and other current assets            71,724
 Note receivable                                      15,566
						   ---------
 Total Current Assets                              1,684,686
						   ---------
Property and equipment, at cost,
  less accumulated depreciation of $486,176          430,499
Goodwill and customer lists, and covenant, net of
 accumulated amortization of $220,184                282,524

Other assets
 Deferred taxes                                       36,460
 Security deposits                                    59,009
						   ---------
      Total Other Assets                              95,469
						   ---------
 TOTAL ASSETS                                     $2,493,178
						   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses            $  372,993
 Deferred revenue                                     90,000
 Customer Deposits                                    65,000
 Current portion of note payable - officers          160,348
 Current portion of note payable - other              28,741
 Current portion of capitalized lease obligations    169,246
						   ---------
 Total Current Liabilities                           886,328
						   ---------
Capitalized lease obligations, net of
  current portion                                     89,291
Note payable - officers', net of current portion     482,396
Note payable - other, net of current portion          21,809
Deferred Taxes                                        78,693
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 8,088,433 shares issued and
   outstanding in 2001                             1,285,852
Retained earnings                                    648,809
Less: Treasury stock, 3,864,088 shares at cost    (1,000,000)
TOTAL STOCKHOLDERS' EQUITY                           934,661
						  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $2,493,178
						   =========



See notes to consolidated financial statements.




		      CORFACTS, INC. & SUBSIDIARY
		       STATEMENTS OF OPERATIONS
			      (Unaudited)

				Three months ended       Nine months ended
				  September 30,             September 30,
			       2000          2001        2000          2001
-------------------------------------------------------------------------------
Revenue:
Revenue telemarketing         $1,606,089  $1,551,225   $4,770,594  $4,668,130
Income from tax liens, net             -           -        4,000           -
			       ---------   ---------    ---------   ---------
     Total revenues            1,606,089   1,551,225    4,774,594   4,668,130

Direct operating expenses        993,885     810,955    2,694,748   2,527,992
			       ---------   ---------    ---------   ---------
     Gross Profit                612,204     740,270    2,079,846   2,140,138

Costs & expenses:
Selling, general &
 administrative                  513,129     526,889    1,730,222   1,512,488
Depreciation and amortization     65,749      65,730      194,993     197,060
			       ---------   ---------    ---------   ---------
     Total costs & expenses      578,878     592,619    1,925,215   1,709,548
			       ---------   ---------    ---------   ---------

Income from operatons             33,326     147,651      154,631     430,590

Other (income)/expense:
Loss on disposal of equipment          -      44,916            -      44,916
Interest (income)                (15,189)     (7,023)     (39,517)    (24,201)
Interest expense                  15,759      20,304       50,986      67,267
			       ---------   ---------    ---------   ---------
Total other expense                  570      58,197       11,469      87,982
			       ---------   ---------    ---------   ---------

Income before income taxes        32,756      89,454      143,162     342,608

Provision for income taxes        12,000      44,000       57,700     124,983
			       ---------   ---------    ---------   ---------
Net income                    $   20,756  $   45,454  $    85,462  $  217,625
			       =========   =========    =========   =========

Basic earnings per common
 share                        $     .002  $     .006  $      .007  $     .027
			       =========   =========    =========   =========

Average common shares
 outstanding                  11,952,521   8,088,433   11,952,521   8,088,433
			      ==========  ==========   ==========   =========

Diluted earnings per Common
 share                        $     .002  $     .005  $      .007  $     .026
			      ==========  ==========   ==========   =========

Average common shares and
 equivalents outstanding for
 diluted earnings per common
 share                        12,899,420   8,344,058   13,001,995   8,344,058
			      ==========  ==========   ==========   =========




See notes to the consolidated financial statements.

		      CORFACTS, INC. & SUBSIDIARY
			STATEMENTS OF CASH FLOWS
			      (Unaudited)

					    Nine months ended
					      September 30,
					    2000         2001
------------------------------------------------------------------
Cash flows from operating activities:
  Net income                             $  85,462     $  217,625
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            194,993        197,060
  Bad debts provision                       46,400         22,500
  Loss on disposal of equipment                  -         44,916
  Loss on tax lien certificates                  -          3,655
  Deferred income taxes                     (1,038)        18,759

Changes in assets and liabilties:
  Accounts receivable                      (63,300)      (194,773)
  Interest receivable                       (5,245)         1,557
  Inventory                                (32,923)        35,986
  Prepaid income taxes                    (123,187)       165,000
  Prepaid expense and other current
   assets                                  (26,258)       (52,214)
  Other assets                              (4,780)         6,200
  Accounts payable and accrued expenses    105,558        (90,249)
  Deferred revenue                          22,766        (33,496)
  Customer Deposits                        (41,100)       (32,474)
					   -------         ------
 Net cash provided by operating activities 157,348        310,052
					   -------        -------
Cash flows used in investing activities:
     Redemption of tax lien certificate      8,972              -
     Exercise of employee stock options      1,800              -
     Purchase of equipment                 (27,800)        (1,956)
					   -------       --------
  Net cash used in investing activities    (17,028)        (1,956)
					   -------       --------
Cash flows from financing activities:
     Notes receivable advances             (17,126)        18,192
     Repayment of note to shareholder      (26,630)       (28,543)
     Repayment of acquisition notes        (29,448)       (31,776)
     Repayment of capitalized lease
      obligations                         (110,655)      (128,772)
   Net cash used in financing              -------       --------
	  activities                      (183,859)      (170,899)
					   -------       --------
Net increase (decrease) in cash and
 Cash equivalents                          (43,539)       137,197
Cash and cash equivalents at
   beginning of period                   1,235,380        875,348
					 ---------      ---------
Cash and cash equivalents at
  end of period                         $1,191,841     $1,012,545
					 =========      =========


See notes to the consolidated financial statements.


			 CORFACTS, INC. & SUBSIDIARY
		   NOTES TO CONDENSED FINANCIAL STATEMENTS
			      September 30, 2001
				 (Unaudited)


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 2000.

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

In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No.16, "Business Combinations and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Corfacts commencing with its 2002 fiscal year. Corfacts is currently evaluating the impact these statements will have on its results of operations and financial position.


NOTE 2 - RELATED PARTY TRANSACTIONS

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the President and shareholder of the Company and bears an interest rate of 7%. During the nine months ended September 30, 2001 and 2000, interest expense on this note was $3,747 and $5,694, respectively.

Repurchase of Shares; Resignation of President - On October 17, 2000 Corfacts entered into a Change of Affiliation Agreement with Lawrence Finkelstein.
Mr. Finkelstein was a founder of Corfacts, and had served as its Chairman. Pursuant to the change of Affiliation Agreement, Mr. Finkelstein has resigned from the Board of Directors and from his position as Chairman. He has signed an Employment Agreement to serve as Vice President of Marketing for Corfacts through October 31, 2001. Ariel Freud has assumed the position of President and sole Director of Corfacts. For further information, refer to Form 8-K filed October 17, 2000. The Note Payable generated by the Repurchase of Shares from the Vice President bears an interest rate of 7%. During the nine months ended September 30, 2001 and 2000, interest expense on this note was $30,503 and $0, respectively.


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


Deferred taxes consist of the following at:

				 September 30, 2001

Total deferred tax assets            $ 36,460
Less: Valuation allowance                   -
Deferred tax liability                (78,693)
				       ------
Net deferred tax liability           $ 42,733
				       ======


The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at September 30, 2001 and September 30, 2000 is as follows:


				       Percentage of
				       Pretax Income

				      2001        2000
				    --------------------

Tax at US statutory rates            34.0 %       34.0 %
State income taxes, net of
 federal tax benefit                  6.0 %        6.0 %
Other adjustments                    (4.0)%       (0.0)%
				     -----        -----
Income tax provision                 36.0 %       40.0 %
				     =====        =====





			CORFACTS, INC. & SUBSIDIARY
		      PART I - FINANCIAL INFORMATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

The Company is reporting net income of $217,625 on total revenues of $4,668,130 for the nine months ended September 30, 2001 as compared to net income of $85,462 on total revenues of $4,774,594 for the comparable nine months ended September 30, 2000.

Basic earnings per share for the nine months ended September 30, 2001 were $.027 as compared to basic earnings per share of $0.007 for the same period in 2000.

Selling, general and administrative costs were $1,512,488 for the nine months ended September 30, 2001 as compared to $1,730,222 for the nine months ended September 30, 2000. Selling, general and administrative expenses were reduced by $217,734, or approximately 12%. The Company has reduced sales expenses by downsizing the outside sales force that was established early last year. Management feels that the sales generated by these efforts did not justify the increased sales expenses. Depreciation and amortization expense for the nine months ended September 30, 2001 was $197,060 as compared to $194,993 for the same period in 2000.

The Company recorded a loss on the disposal of idle telephone equipment. This equipment was no longer in service and is no longer supported by the manufacturer. There was no corresponding item for the nine months ended September 30, 2000.

The Company recorded $24,201 in interest income for the nine months ended September 30, 2001 as compared to interest income of $39,517 for the same period last year. This decrease in interest income is attributable to lower interest rates available on short-term investments. In addition, the Company had a reduction in cash during the last quarter of 2000 due to the down payment made to the former President of the Company for the buyback of his shares. Interest expense for the nine months ended September 30, 2001 was $67,267 as compared to $50,986 for the nine months ended September 30, 2000. The increase in interest expense is directly attributable to the note payable due to the former President for the buyback of his 3.8 million shares, as mentioned above.


Three months ended September 30, 2001 compared to the three months ended September 30, 2000

The Company is reporting net income of $ 45,454 on total revenues of $1,551,225 for the three months ended September 30, 2001 as compared to net income of $20,756 on total revenues of $1,606,089 for the comparable three months ended September 30, 2000.

Basic earnings per share for the three months ended September 30, 2001 were $.006 as compared to a basic loss per share of $0.002 for the same period in 2000.

Selling, general and administrative costs were $526,889 for the three months ended September 30, 2001 as compared to $513,129 for the three months ended September 30, 2000. Depreciation and amortization expense for the three months ended September 30, 2001 was $65,730 as compared to $65,749 for the same period in 2000.

The Company recorded a loss on the disposal of idle telephone equipment. This equipment was no longer in service and is no longer supported by the manufacturer. There was no corresponding item for the three months ended September 30, 2000.

The Company recorded $7,023 in interest income for the three months ended September 30, 2001 as compared to interest income of $15,189 for the same period last year. This decrease in interest income is attributable to lower interest rates available on short-term investments. In addition, the Company had a reduction in cash during the last quarter of 2000 due to the down payment made to the former President of the Company for the buyback of his shares. Interest expense for the three months ended September 30, 2001 was $20,304 as compared to $15,759 for the three months ended September 30, 2000. The increase in interest expense is directly attributable to the note payable due to the former President for the buyback of his 3.8 million shares, as mentioned above.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $798,358 at September 30, 2001, as compared to $611,569 at December 31, 2000. The profitability of the nine-month period has enabled the Company to increase its working capital by $186,789.

Management is continually considering various equity funding and future acquisition alternatives to increase its already positive working capital, tempered by the volatile changes in the capital markets. The Company feels with the right combination of capital, marketing assistance and management support it will be an attractive parent company that can support the acquisition of additional subsidiaries, while maintaining the current growth rate in its existing subsidiary.



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


			CORFACTS, INC. & SUBSIDIARY

			PART II - OTHER INFORMATION

Item 1.  Legal proceedings:

	 The Company, its Vice President and a management employee were defendants in a lawsuit filed by a former employee of the Company for alleged improper termination. The defendant settled this lawsuit for a nominal amount.

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

November  14, 2001            /s/ Ariel Freud
			      Ariel Freud
			      President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November  14, 2001            /s/ Ariel Freud
			      Ariel Freud
			      President, Chairman