Form 10KSB
period 2001-12-31
CORFACTS INC
filed 2002-04-15
CIK 791298

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
				 FORM 10-KSB



(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      for the Year Ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(a) of the Securities Exchange Act of 1934 (No Fee Required)

      for the transition period from                   to


		     Commission File Number: 0-17394

		       CORFACTS, INC. AND SUBSIDIARY
	      --------------------------------------------
	     (Name of small business issuer in its charter)

	New Jersey                                22-2478379
--------------------------------           ------------------------
(State or jurisdiction of                    (IRS Employer
 incorporation or organization)               Identification No.)


	    3499 Hwy.9 No., Ste. 3B Freehold, NJ           07728
	  --------------------------------------        ----------
	 (Address of principal executive office)        (Zip code)

Registrant's telephone number, including area code: (800)696-7788

	Securities registered pursuant to Section 12(g) of the Act:
			Common Stock, No Par Value
			--------------------------
			     (Title of Class)

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

Registrant had 8,088,433 shares of Common Stock, no par value, outstanding on March 31, 2002.



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

The Company acquired the assets of a northern New Jersey inbound telemarketing company in June, 1999. The acquired company had approximately 165 current accounts. This division operates independently of the Freehold location. In October, 1999 the Company purchased the assets of another inbound telemarketing company with approximately 125 accounts. These accounts were incorporated into our new facility in Wayne, New Jersey, helping to increase the revenues of this new inbound division with minimal additional costs. In order to better manage the inbound division, the Wayne office was closed in June of 1991, and the inbound operation was moved to the company headquarters in Freehold.

EMPLOYEES AND CONSULTANTS

The Company employs approximately 50 full-time administrative and sales personnel as well as 75 full-time and 150 part-time inbound and outbound telemarketing service representatives.

Item 2. PROPERTIES

The Company maintains its principal offices at 3499 Hwy. 9 No., Ste. 3B, Freehold, NJ 07728. The twenty-four (24) month lease commenced January 1, 1999 through December, 2000 and has since been extended through December 2004. The monthly rent during 2001 was $11,110 per month.

The Company also had a lease in Wayne, New Jersey for our inbound telemarketing service. This office space, located at 1599 Hamburg Turnpike, Wayne, New Jersey, 07470, has a monthly rent of $1,600 and an initial term of two years. This lease ended in 2001 and the inbound operation was moved to the Company headquarters in Freehold.

The Company has two additional office leases used as telemarketing production centers. One office is located on Schanck Road, Freehold, New Jersey. The monthly rent for this facility is $2,472 with a term of one year and an option to renew for five additional years, commencing in December 1999. This lease was renewed through November 2005. The second satellite production office, located in Hightstown, New Jersey, commenced in October 1999, and had a monthly rent of $1,375. This lease was terminated in 2001.

Item 3. LEGAL PROCEEDINGS

The Company, its Vice President management employee were the defendants in a lawsuit filed by a former employee of the Company for alleged improper termination. This lawsuit was settled during 2001 for a nominal amount and the case was dismissed.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 2001.


				  PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a) MARKET PRICES OF COMMON STOCK

    The following table sets forth the high and low bid prices for the common stock in each quarter for the fiscal years ended December 31, 2001, and 2000 which are listed on the "pink sheets" since the Company was delisted from NASDAQ in 1989.

			      COMMON STOCK
			     --------------
			      High    Low
			      Bid     Bid

2001
-----------
1st quarter                  $ .23  $ .11
2nd quarter                  $ .19  $ .15
3rd quarter                  $ .25  $ .13
4th quarter                  $ .21  $ .12

2000
-----------
1st quarter                  $1.22  $ .53
2nd quarter                  $ .90  $ .38
3rd quarter                  $ .40  $ .28
4th quarter                  $ .31  $ .17




The price information stated in the above table, and in the preceding paragraph, is as reported by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

(b) HOLDERS

    As of December 31, 2001 the Company had 8,088,433 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses holding the Company's shares in "street name" for their clients. The Company believes that there are approximately 600 beneficial owners of its common stock.

(c) DIVIDENDS

    The Company has not paid or declared any dividends upon its common stock except for the "capital event" when the Company completed a proportionate tender offer for shareholders during 1990, subsequent to the sale of its magazine division.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

The Company's results from operations for the year ended December 31, 2001 consisted of net income of $285,532 on total revenues of $6,885,053, as compared to a net loss of $4,027 on total revenues of $6,136,893 for the comparable period ended December 31, 2000.

Net income per share for the year ended December 31, 2001 was $.035 as compared to a net loss per share of $.001 for the year ended December 31, 2000.

Direct operating expenses declined from $3,415,966 in 2000 to $3,332,954 in 2001. The Company has been able to reduce costs and the costs as a percentage of sales declined from 55% in 2000 to 48% in 2001. General and administrative expenses declined slightly as a percentage of sales from $2,366,628, or 38% of sales in 2000 to $2,592,023, or 37% of sales in 2001.

Interest income decreased to $33,129 in 2001, as compared to $52,521 in 2000. Interest expense rose in 2001 to $87,368 as compared to $73,568 for the year ended December 31, 2000 due to additional assets acquired via capital leases, and the note payable to officer which commenced during November 2000.

During 2001, the Company recorded an $188,090 impairment loss in addition to the impairment loss of $113,021 recorded in the year 2000. These transactions were recorded primarily due to reductions in the original customer base of the Paramount and EZ Connection purchases.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased during the year ended December 31, 2001. Working capital was $891,554 at December 31, 2001 as compared to $563,569 at December 31, 2000. Cash flow from operations of $796,480 for 2001 was up compared to the $367,107 reported in 2000.

The primary reason for the increase in cash flow from operations has been the ability of the Company to reduce expenses at the current sales level without jeopardizing operations.

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


Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) (1) The following documents are filed as part of this report:

a. Consolidated Financial Statements of the Registrant, Corfacts, Inc. and Subsidiary
							    Pages
     (a)  Financial Statements

Report of Schuhalter, Coughlin & Suozzo, LLC                  F-1

Consolidated Balance Sheet of Corfacts, Inc. and
  Subsidiary as of December 31, 2001                          F-2

Consolidated Statements of Operations of Corfacts,
  Inc. and Subsidiary for the two years ended
  December 31, 2001                                           F-3

Consolidated Statement of Changes in Stockholders'
  Equity for the two years ended December 31, 2001            F-4

Consolidated Statements of Cash Flows for the
  two years ended December 31, 2001                           F-5

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


NAME                            POSITION HELD
---------------------------------------------------------
Ariel Freud                     President, Chairman
Larry Finkelstein               Vice President



Item 10.        EXECUTIVE COMPENSATION

					       SALARIES, FEES,
					       DIRECTOR'S FEES,
		   CAPACITIES IN               COMMISSION        STOCK
NAME               WHICH SERVED                AND BONUSES       AWARD
------------------------------------------------------------------------
Ariel Freud        President, Chairman         $150,000          none

Larry Finkelstein  Vice President              $105,000          none



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of common shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares as of December 31, 2001:

			     AMOUNT AND NATURE OF        PERCENTAGE
NAME AND ADDRESS             BENEFICIAL OWNERSHIP       OF CLASS OWNED
-----------------------------------------------------------------------
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

NOTES RECEIVABLE

The Company has periodically provided working capital loans to Ford Publishing Inc., the buyer of the information division, in the form of a credit line, which had a balance outstanding at December 31, 2001 of $9,186 and a balance at December 31, 2000 of $33,758. In addition, the Company periodically assists in the collection of Ford Publishing's credit card sales.

OTHER TRANSACTIONS

On September 16, 1997, the Company guaranteed the debts of the vice president and a key employee in the amounts of $26,250 and $10,000 respectively. The Company has assigned as collateral two certificates of deposit for each loan balance. These certificates are subject to withdrawal restrictions for the loan balance until paid in full. The debt for $10,000 was repaid at December 31, 2000, and these funds are no longer restricted. As of December 31, 2001, the loan of $26, 250 was repaid and these funds are no longer restricted. As of December 31, 2000, the $10,000 loan has been paid in full and the related guarantee restriction removed.

Effective January 1, 1999 the board of directors approved an increase in annual compensation to $115,000 for the President and $85,000 for the Vice President. Additionally, the board of directors approved bonuses of $35,000 each for 1999. As of October 17, 2000, the Company entered into a new employment agreement with its vice president (and former president, Mr. Finkelstein). The agreement provides for annual compensation of $85,000 and expense reimbursements of $15,000 through October 2001. As of January 1, 2002, the board of directors approved an increase in annual compensation to $150,000 for the President and annual compensation of $105,000 and expense reimbursements of $20,000 for both its president and vice president.

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

On December 22, 1997 the Company granted key employees options to purchase 600,000 and 540,000 shares of common stock of the Company pursuant to the incentive stock option plan dated December 15, 1997. The option prices are $.05 and $.15 respectively and expire on December 22, 2007. There were no shares exercised under this plan during 2001, as compared to 12,000 shares were exercised under this plan during the year 2000.

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

(3b)*     By-laws, as amended

(4) *     Specimen of Common Stock certificate

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

(12) *    Sale of Assets Agreement

     * The above items were previously filed and are hereby incorporated by reference.

	  Reports on Form 8-K

	  None.
















			 INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CORFACTS, INC. AND SUBSIDIARY

We have audited the consolidated balance sheet of Corfacts, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years then ended in the accompanying index to financial statements and schedules (Item 7 (A)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and schedules listed in the accompanying index to financial statements (Item 7 (A)) present fairly, in all material respects, the financial position of Corfacts, Inc. and Subsidiary as of December 31 2001, and the results of its operations and its cash flows for the two years then ended December 31, 2001 in conformity with generally accepted accounting principles.




/s/ Schuhalter, Coughlin & Suozzo, LLC
--------------------------------------
Schuhalter, Coughlin & Suozzo, LLC
Certified Public Accountants


Raritan, New Jersey
March 31, 2002



				    -F1-









			  CORFACTS, INC. AND SUBSIDIARY
			    CONSOLIDATED BALANCE SHEET
				DECEMBER 31, 2001

      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $1,379,941
  Interest receivable                                3,491
  Accounts receivable net of allowance for
    bad debts of $98,760                           941,063
  Notes receivable      14,233
  Other receivable - municipal tax liens
   (net of estimated disposition costs
   of $2,840)                                            -
  Other interest receivable - tax liens  (net of
   estimated disposition costs of $3,315)                -
  Prepaid expenses                                  14,637
						----------
      TOTAL CURRENT ASSETS                       2,353,365

PROPERTY AND EQUIPMENT, at cost, less
 accumulated depreciation of $407,322              503,863

Goodwill, customer lists and covenant, net
 of accumulated amortization of $169,719           182,364

OTHER ASSETS
 Security deposits                                  59,983
  Deferred taxes                                    24,533
						----------
      TOTAL OTHER ASSETS                            84,516
						----------
      TOTAL ASSETS                              $3,124,108
						==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses          $  586,448
 Deferred revenue                                  299,300
 Customer deposits                                  74,239
 Income taxes payable                               99,063
 Current portion of capitalized lease obligations  199,630
 Current portion - note payable - officers'        173,812
 Current portion - other notes payable              29,319
						----------
      TOTAL CURRENT LIABILITIES                  1,461,811

Capitalized lease obligations, net of current
 portion                                           130,608
Note payable - officers', net of current portion   437,974
Other notes payable, net of current portion         12,924
Deferred taxes                                      78,224

STOCKHOLDERS' EQUITY
 Common stock, no par value, 20,000,000
  shares authorized; 8,088,433 shares issued
  and outstanding                                1,285,852
 Retained Earnings                                 716,715
 Less: Treasury stock, 3,864,088 shares at cost (1,000,000)
						 ---------
      TOTAL STOCKHOLDERS' EQUITY                 1,002,567
						 ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                   $3,124,108
						 =========

The accompanying notes are an integral part of these financial statements.


				     -F2-


		       CORFACTS, INC. AND SUBSIDIARY
		  CONSOLIDATED STATEMENTS OF OPERATIONS





							  Year Ended
							  December 31,
						      -------------------
						       2000         2001
						      ------       ------
INCOME
  Net sales of telemarketing services               $6,132,072   $6,885,053
  Income from tax lien certificates                      4,821            -
						     ---------    ---------
      TOTAL REVENUES                                 6,136,893    6,885,053
						     ---------    ---------

DIRECT OPERATING EXPENSES                            3,415,966    3,322,954
						     ---------    ---------

      GROSS PROFIT                                   2,720,927    3,562,099

COSTS AND EXPENSES
  Selling, general and administrative                2,366,628    2,592,023
  Depreciation and amortization                        253,404      264,498
						     ---------    ---------
      TOTAL COSTS AND EXPENSES                       2,620,032    2,856,521

      INCOME FROM OPERATIONS                           100,895      705,578

      OTHER INCOME/(EXPENSE)
  Interest income                                       52,521       33,129
  Interest expense                                     (73,568)     (87,368)
  Impairment loss                                     (113,021)    (188,090)
						     ---------    ---------
      TOTAL OTHER INCOME / (EXPENSE)                  (134,068)    (242,329)
						     ---------    ---------

      (LOSS) INCOME BEFORE INCOME TAXES                (33,173)     463,249

      BENEFIT (PROVISION) FOR INCOME TAXES              29,146     (177,717)
						     ---------    ---------
      NET (LOSS) INCOME                             $   (4,027)  $  285,532
						     =========    =========

BASIC EARNINGS (LOSS) PER COMMON SHARE              $    (.001)  $     .035
						     =========    =========

AVERAGE COMMON SHARES OUTSTANDING                   10,980,499    8,088,453
						    ==========    =========

DILUTED EARNINGS PER COMMON SHARE                   $    (.001)  $     .034
						    ==========    =========
AVERAGE COMMON SHARES AND EQUIVALENTS
  OUTSTANDING                                       10,980,499    8,394,315
						    ==========    =========











The accompanying notes are an integral part of these financial statements.



				    -F3-

		       CORFACTS, INC. AND SUBSIDIARY
	   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
		 FOR THE TWO YEARS ENDED DECEMBER 31, 2001





		      Number    Common     Treasury    Retained
		    of Shares    Stock       Stock     Earnings      Total
-----------------------------------------------------------------------------
Balance,
 January 1, 2000   11,940,521  $1,284,052  $         -  $435,210   $1,719,262

Stock issued           12,000       1,800            -         -        1,800

Stock repurchased  (3,864,088)          -   (1,000,000)        -   (1,000,000)

Net loss for
  the year                  -           -            -    (4,027)      (4,027)
-----------------------------------------------------------------------------
Balance,
 December 31, 2000  8,088,433   1,285,852   (1,000,000)  431,183      717,035

Stock issued                -           -            -         -            -

Stock repurchased           -           -            -         -            -

Net income for
  the year                  -           -            -   285,532      285,532
-----------------------------------------------------------------------------
Balance,
 December 31, 2001  8,088,433  $1,285,852  $(1,000,000) $716,715   $1,002,567
=============================================================================












The accompanying notes are an integral part of these financial statements.

				    -F4-


	CORFACTS, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF CASH FLOWS
							  Year Ended
							  December 31 ,
						     --------------------
						      2000          2001
						     ------        ------

Cash flows from operating activities:
 Cash received from customers                      $6,249,677    $6,333,275
 Cash paid to employees and suppliers              (5,665,643)   (5,605,277)
 Interest received                                     45,877        39,281
 Tax lien certificate cash received                     8,152             -
 Interest expense                                     (73,568)     (87,368)
 Income taxes (paid) received                        (197,388)     116,569
						    ---------     --------
   Net cash provided by (used in) operating
    activities                                        367,107      796,480
						    ---------     --------
Cash flows from investing activities:
 Redemption of restricted certificates of deposit       9,217       31,017
 Purchase of equipment                                (35,432)     (70,429)
						    ---------     --------
   Net cash used in investing activities              (26,215)     (39,412)
						    ---------     --------
Cash flows from financing activities:
 Common stock repurchase                             (419,000)           -
 Repayment of capitalized lease obligations          (189,230)    (172,416)
 Notes receivable (advances) repayments               (19,032)      19,525
 Repayment of note payable - stockholder              (35,819)     (59,501)
 Common stock issued                                    1,800            -
 Repayment of other notes payable                     (39,643)     (40,083)
						    ---------     --------
   Net cash provided by (used in) financing
    activities                                       (700,924)    (252,475)
						    ---------     --------
Net increase (decrease) in cash and cash
 equivalents                                         (360,032)     504,593

Cash and cash equivalents - beginning of period     1,235,380      875,348
						    ---------    ---------
Cash and cash equivalents - end of period          $  875,348   $1,379,941
						    =========    =========

Reconciliation of net income to net cash provided
 by (used in) operating activities:
 Net income (loss)                                 $   (4,027)  $  285,532
 Adjustments:
  Impairment loss                                     113,021      188,090
  Depreciation and amortization                       253,404      264,498
  Bad debts provision                                  74,980       49,640
  Deferred income taxes                                 5,699       30,217
  Changes in assets and liabilities:
   (Increase) Decrease in inventory                   (40,986)      40,986
   Decrease(increase) other receivable - tax
    lien interest                                       9,306        3,655
   (Increase) decrease in interest receivable          (6,644)       6,158
   (Increase) decrease in accounts receivable)         35,945     (654,707)
   Increase in accounts payable and accrued expenses   24,332      155,680
   Increase in deferred revenue                        32,696      175,804
   (Increase) decrease in security deposits            (1,907)       5,226
   (Increase) decrease in prepaid expenses and
    other current assets                               60,532        4,873
   Increase (decrease) in income taxes payable        (73,208)      99,063
   Increase (decrease) in customer deposits            48,964      (23,235)
   (Increase) decrease in prepaid income taxes       (165,000)     165,000
						    ---------    ---------
   Net cash provided by (used in) operating
    activities                                     $  367,107   $  796,480
						    =========    =========



The accompanying notes are an integral part of these financial statements.


				   -F5-


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

Significant Customer

The Company is dependent on a major customer which accounted for more than 16% of sales in 2000 and 31% in 2001. Sales to this customer were $1,013,607 and $2,135,589 for the years ended 2000 and 2001. Accounts receivable from this customer totaled $102,386 and $584,976 at December 31, 2000 and 2001 respectively. The loss of this client could have a materially adverse affect on the Companies business.

Principles of Consolidation

The accompanying consolidated balance sheets as of December 31, 2001 includes the accounts of the Company and the its wholly owned subsidiary, Metro Marketing, Inc. with results of operations included for the period since the effective date of acquisition, June 30, 1996. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using straight-line and accelerated methods over the five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations in 2000 and 2001 was $196,759 and $264,498 respectively.

				-F6-

Inventory

Inventory is stated at cost determined by the first in first out method. Inventory consists of cellular phones.

Goodwill and other Intangible assets

Goodwill, noncompete covenants, and customer lists resulting from the Company's business combinations are amortized over their estimated useful lives which range from 5 to 20 years using the straight-line method and are periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Amortization expense charged to operations for 2000 and 2001 was $52,709 and $45,391 respectively.

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


				  -F7-

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

During 2001 customer lists and goodwill were reviewed for impairmant due to continuing decline in revenues, in that particular business line and managements decision to consolidate its office space. Customer lists and goodwill with a carrying value of $82,321 have been reduced to $0.

In addition idle property and equipment related to the Paramount and EZ Connection Answering Service with a carrying value of $105,769 have been reduced to $0.

The write off of customer lists and goodwill are included in the 2001 income statement as impairment loss.

Schedule of Non Cash Investing and Financing Activities

					   2000            2001
					--------------------------
Assets acquired under capital leases    $ 116,495       $ 115,343
					 ========        ========

Stock repurchase financing              $ 581,000       $       -
					 ========        ========

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs during the period ended December 31, 2000 and 2001 amounted to $38,681 and $65,818 respectively.

Comprehensive Income

There were no items of other comprehensive income in 2000 and 2001 and thus, net income is equal to comprehensive income for each year presented.


				     -F8-


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

						    Form of Consideration and
Acquired Companies         Consideration   Date     Other Notes to Acquisition
------------------------------------------------------------------------------
E-Z Connection Answering    $193,500     June 1999  $85,500 in Cash , $108,000
 Service, Inc.                                       note payable; equipment,
						     goodwill and customer
						     list recorded

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

					       December 31,
					  ------------------------
					     2000        2001

	  Furniture and fixtures          $ 148,765   $ 131,804
	  Equipment                         810,875     753,393
	  Leasehold improvements             25,988      25,988
					   --------    --------
					    985,628     911,185

	  Less:  accumulated depreciation  (368,540)   (407,322)
					    -------     -------
	  Net fixed assets                $ 617,088   $ 503,863
					   ========    ========


NOTE 6 - INTEREST EXPENSE

Interest expense totaled $73,568 and $87,368 for the years ended December 31, 2000 and 2001, respectively.


				    -F9-



NOTE 7 - NOTES PAYABLE - STOCKHOLDER AND OTHER NOTE PAYABLE

Stockholder

On December 31, 1996 the Company partially financed the purchase of Metro Marketing, Inc. with a note to the former sole shareholder of Metro, who is presently an officer and stockholder of Corfacts for $151,385. The terms of the note is payable as follows:

During the first two years of the note, payment of interest only, at 7% per annum. Effective annual rate of this note is 7.186% made in quarterly payments. During the next 4 years, equal quarterly payments of both principal and interest until this note is paid. Corfacts, Inc. has the right to prepay this note without penalty. Should the company default on this note, the holder becomes a secured creditor. On December 31, 2001 $51,894 was outstanding on this note.

Other Notes Payable

The Company financed $108,000 of the purchase of the EZ Connection Answering Services assets with a note to the sellers. The terms of the note is payable as follows:

For four years equal monthly installments of $2,636 including interest at 8%. On December 31, 2001 $42,243 was outstanding on this note.

The Company financed $30,000 of the purchase of the Paramount Answering Service assets with a note to the sellers. The terms of the note is payable as follows:

For two years equal monthly installments of $1,343 including interest at 8%.

On December 31, 2001 $0 was outstanding on this note.

The Company financed the repurchase of 3,964,088 shares of common stock with a note to a former shareholder. The terms of the note is payable as follows:
During the first year of the note repayment of interest only at 7% per annum. Effective annual rate of this note is 7.186% made in monthly payments.
During the next 4 years equal monthly payments of both principal and interest until note is paid. The Company has the right to prepay this note without penalty. Should the Company default on this note, the holder becomes a secured creditor. This note is subordinate to all existing and future financing arrangements and is secured by substantially all of the Company's assets. On December 31, 2001 $559,891 was outstanding on this note.

Aggregate maturities required on long term debt at December 31, 2001 are as follows:

	     2002      $ 248,167
	     2003        179,876
	     2004        166,953
	     2005        166,953
	     2006              -
			--------
	    Total      $ 761,949
			========


				   -F10-


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

In September 1999 the Company entered into a new lease for office space located in East Windsor, New Jersey, effective October 1, 1999 and ending on March
31, 2005. With extensions for $1,375 per month. This lease was terminated in 2001.

In July 1999 the Company entered into a lease for office space in Wayne, NJ. The lease provides for minimum monthly rentals of $1,600 through July 2001. The Company also paid $3,200 to the landlord as a security deposit. This lease was terminated in 2001.

In October 1999 the Company entered into a lease for an apartment located in New York City effective October 1999 and ending on October 2001. The lease provides for minimum monthly rentals of $2,500 through October 2001. The Company also paid $3,750 to the landlord as a security deposit. The Company has terminated this lease as of October, 2000.


				  -F11-

Rental expense for office space was $204,960 in 2000 and $128,798 in 2001.

The total future minimum rental payments required are as follows:

	    2002        $ 162,274
	    2003          158,149
	    2004          158,149
	    2005           27,192
	    2006                -
			 --------
			$ 505,764
			 ========


Capital Leases

The Company is the lessee of computer equipment and office fixtures under capital leases expiring at various dates through 2004. The assets and liabilities are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease term or their estimated useful life. Amortization of assets under capital leases is included in depreciation expense for 2000 and 2001.

Following is a summary of equipment held under capital leases:

						2000         2001
					   --------------------------

	   Equipment                        $ 576,719     $ 605,534
	   Furniture and fixtures             112,540        88,983
					     --------      --------
	   Total                              689,259       694,517

	   Less: accumulated depreciation    (241,107)     (275,782)
					     --------      --------
					    $ 448,152     $ 418,735
					     ========      ========
Minimum future lease payments under capital leases as of December 31, 2001 for each of the next five years are as follows:


		      2002        $ 227,158
		      2003           97,566
		      2004           44,688
		      2005                0
		      2006                0
				   --------
Total minimum lease payments        369,412

Less amounts representing interest  (39,174)
				   --------
Present value of net minimum
 lease payment                    $ 330,238
				   ========



				 -F12-


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


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist of the following:

						 December 31,
					   -------------------------
					      2000           2001
					     ------         ------

	     Administrative expenses      $ 391,394       $ 395,428
	     Payroll tax liabilities         39,374          20,810
					    -------         -------
	     Total                        $ 430,768       $ 416,238
					    =======         =======


NOTE 10 - INCOME TAXES

Deferred taxes consist of the following at:
						  December 31,
					    -----------------------
					      2000           2001
					     ------         ------

      Total deferred tax assets             $  46,178    $  24,533
      Deferred tax liability                  (69,652)     (78,224)
					      -------      -------
      Net deferred tax assets (liability)   $ (23,474)   $ (53,691)
					      =======      =======

The deferred tax assets are attributable to available net operating loss carryforwards and the excess amortization for financial reporting purposes over tax purposes. No valuation allowance has been calculated due to the reasonable expectation that they will be utilized.

During 2000 and 2001, a provision for taxes was recorded as computed below.


						  2000        2001
					       ----------------------

      Current Income Tax (Provision) Benefit
	Federal                                $ 34,845  $ (116,289)
	State                                         -    ( 31,211)
						-------   ---------
	Total                                    34,845    (147,500)
						-------   ---------

      Deferred Tax (Provision) Benefit
	Federal                                  (5,310)   ( 12,983)
	State                                      (389)   ( 17,234)
						-------   ---------
	Total Deferred tax (Provision) expense $ (5,699) $  (30,217)
						=======   =========

	Total income tax (Provision) Benefit   $ 29,146  $ (177,717)
						=======   =========


				 -F13-

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is as follows:

						Percentage of Pretax Income
						     2000        2001
					       ----------------------------
      Tax at US statutory rates                     (34.0)%      34.0%
      State income taxes, net of federal
	tax benefit                                  (5.9)        5.9
      Other reconciling items, including
	impairment loss in 2000                      39.9        (1.5)
						   ------      ------
      Income tax provision                            0.0 %      38.4%
						   ======      ======

As of December 31, 2001 the Company has the following operating loss carryforwards which may be used to reduce Federal and state taxable income and tax liabilities in future years.

       Year of
      Expiration                     Federal      State
      ---------------------------------------------------
      2003                          $       -  $  18,528
      2004                                  -     21,556
      2007                                  -     97,878
				      -------   --------
				    $       -  $ 137,962
				      =======   ========

NOTE 11 - COMMITMENTS

As of January 1, 1997, the Company entered into employment agreements with its president and vice president through December 31, 1999 which has been extended through 2001. The agreements provide for annual compensation of $115,000 and $85,000 plus $6,000 reimbursed auto expenses for 1999 and through October
17, 2000.

As of November 17, 2001 the Company entered into a new employment agreement with its vice president. The agreement provides for annual compensation of $105,000 plus expense reimbursement through October 2002.

As of January 1, 2002 the Company entered into a new employment agreement with its president. The agreement provides for annual compensation of $150,000 plus expense reimbursement through December 2002.

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


				   -F14-


NOTE 12 - STOCK OPTIONS

On May 9, 1988, the Company adopted an Incentive Stock Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998. This plan has expired and no options are outstanding from this plan.

On December 15, 1997 the Company adopted the 1997 incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to December 15, 2008 at an option price to be determined at the date of grant. In December 1998 and January 1999, 10,000 and 96,000 options at $.15, respectively, were granted under this plan. In January 1999 the president and vice president were granted 100,000 options to purchase the Company stock at $.12 for a period of 10 years through January 2009. During 2000, 456,000 options were canceled under this plan. As of December 31, 2000 there are 870,000 outstanding options under this plan. During the year ended December 31, 2000, 12,000 shares were exercised under this plan. During 2001, 70,000 options were canceled under this plan. As of December 31, 2001 there are 800,000 outstanding options under this plan.

On October 22, 1999 the Company adopted the 1999 incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to August 31, 2009 at 100% of the fair market value on the date the option is granted. During 1999, 100,000 options at $.85 and 95,000 options at $.83, respectively, and during 2000 220,000 options with a weighted average exercise price of $.64 were granted under this plan. During 2001 160,000 options with a weighted average excercise price of .15 were granted under this plan. No compensation expense for 2000 and 2001 was recorded as the grant price equaled the market price on the date of each grant. As of December 31, 2001 there are 320,000 outstanding options. To date no shares have been exercised under this plan.

A summary of the stock option activity for the years ended December 31, 2000 and 2001, including options subject to the terms of the Plans and fixed priced non-qualified options, is set forth below:

							   Weighted
					     Number of      Average
					      Options    Exercise Price
					    -----------  --------------
 Outstanding at January 1, 2000              1,521,000       .19
  Granted                                      220,000       .64
  Exercised                                    (21,000)      .15
  Canceled                                    (659,000)      .34
					     ---------      ----
 Outstanding at December 31, 2000            1,070,000       .22

  Granted                                      160,000       .15
  Canceled                                    (110,000)      .43
					     ---------      ----
 Outstanding at December 31, 2001            1,120,000    $  .21
					     =========      ====

 Exercisable at December 31, 2001            1,120,000    $  .21
					     =========      ====


The fair value of options granted in 2000 and 2001 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 139% and 124% in 2000 and 2001, respectively, risk-free interest rate ranging from 5.5% to 6.0% and expected option life of 3 years.


				   -F15-

The per share weighted-average fair value of stock options granted during 2000 and 2001 was $.61 and $.15, respectively. The per share weighted average remaining life of the options outstanding at December 31, 2000 and 2001 is
8.9 and 8.1 years, respectively.

The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net income, net of the income tax effect, for 2000 and 2001 would have been decreased to the pro forma amounts shown below.


						       December 31,
						   --------------------
						     2000        2001
						    ------      ------
		     Net Income (Loss):
		      As reported                  $ (4,027)   $288,532
						    =======     =======

		      Pro forma                    $(66,261)   $258,232
						    =======     =======


NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

From time to time the Company advanced loans to the founder and vice president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance of $0 and $0 December 31, 2000 and 2001 respectively. Through
December 31, 1999 the founder and president has secured this note with 2,414,316 shares of the Company's common stock. The founder and president repaid $20,250 toward principle of this note in 1999. Effective October 17, 2000, this note was agreed to be forgiven in exchange for a covenant not to compete for four years.

Included in interest income for 2000 and 2001 from the officer was $0 and $0, as the board of directors agreed to waive the interest on this note. Additionally, in connection with the acquisitions discussed in Note 2, the vice president was paid a finders fee of $20,250 in 1999.

The president and vice president also received $14,052 of interest in 2000 and $52,521 in 2001 for the notes payable discussed in Note 6.

The company has periodically provided working capital loans to Ford Publishing, Inc., the purchaser of the information division. The interest rate was 10% and the term was generally ninety days. During 1993 these transactions were combined in a form of a credit line with interest at 12% which had a balance outstanding at December 31, 2000 and 2001 of $33,758 and $9,186, respectively. This note is collateralized by the accounts receivable and inventory of Ford Publishing, Inc.

The company assists in the collection of Ford Publishing's credit card sales. During 2000 and 2001 the Company collected $75,377 and $42,472 respectively, net of related bank charges for Ford Publishing. These funds were used to pay back the working capital loans given to Ford Publishing during the year.

Included in interest income was $0 and $0 from Ford Publishing, Inc. for the periods ended December 31, 2000 and 2001, respectively.


				   -F16-


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

The Company places its temporary cash investments and non-interest bearing deposits with financial institutions with balances in excess of the FDIC insured limits. Management has attempted to reduce its credit risk by placing its certificates of deposit approximating $100,000 each in various financial institutions in New Jersey. Consequently, in managements opinion, no significant concentrations of credit risk exists for the corporation. On December 31, 2000 and 2001, $118,305 and $336,483 of cash and interest bearing deposits exceeded FDIC insured limits respectively.

Other Receivables

Municipal tax liens subject the company to the potential loss of investment. If the company is forced to foreclose on the real estate listed as collateral there is a potential for total loss from the investment if the property cannot be sold.


NOTE 15 - RETIREMENT PLAN

The company maintains a 401(k) profit sharing plan that covers substantially all employees of the company and its subsidiaries who have completed one year of service and have attained age 20. The Company may make discretionary matching contributions equal to a percentage of the amount of the employee's salary reduction amount. The Company may also make discretionary contributions in addition to the matching provision above. All required contributions have been provided for and funded when due. The 401(k) plan expense totaled $4,408 in 2000 and $12,933 in 2001.


NOTE 16 - COMMON STOCK

In connection with the acquisition of Metro Marketing in December 1996, 3,904,088 shares of common stock were issued to the shareholder of Metro and current president of the Company.

Reserved Shares

1,120,000 stock options are outstanding on December 31, 2001. See note 12.


				  -F17-

NOTE 17 - TREASURY STOCK

Treasury stock is shown at cost, and in 2001 consists of 3,864,088 shares of common stock.

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


NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments as of December 31 are as follows:

Non trading instruments
				   Carrying  Amount           Fair Value
				----------------------    -------------------
				    2000      2001          2000       2001
				   ------    ------        ------     ------
      Assets:
	Cash and equivalents    $ 875,348  $1,379,941    $ 875,348  $1,379,941
	Restricted cash            31,017           -       31,017           -
	Interest receivable         9,649       3,491        9,649       3,491
	Notes receivable           33,758      14,233       33,758      13,233
	Other interest receivable
	  tax liens                   340           -          340           -
	Other receivable            3,315           -        3,315           -

      Liabilities
	Note payable officers'    671,297     611,786      671,297     611,786
	Other notes payable        82,326      42,243       82,326      42,243


NOTE 19 - LEGAL PROCEEDINGS

Legal Proceedings

The Company is subject to occasional lawsuits and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's consolidated financial position.


				   -F18-




NOTE 20 - RECENT PRONOUNCEMENTS

In December 1999 the Securities and Exchange Commission issued staff accounting Bulleting 101 "Revenue Recognition in Financial Statements"
("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2000.No changes in accounting policy were required, as the Company's revenue recognition policies are in compliance with SAB 101 and its related interpretations.


NOTE 21 - EARNINGS PER SHARE OF COMMON STOCK

The following reconciles amounts reported in the financial statements:

	   For the year ended December 31,         2000        2001
						---------    --------
Weighted-average number of shares on which earnings per share calculations are based:

	   Basic                              10,980,499     8,088,543
	   Add - incremental shares under
	    stock option plans                         -             -
					      ----------     ---------
	   Assuming dilution                  10,980,499     8,394,315
					      ==========     =========

	   Net income (Loss) applicable to
	    common stockholders              $    (4,027)   $  285,532
					      ==========     =========

	   Net income on which diluted earnings
	    per share is calculated          $    (4,027)   $  285,532
					      ==========     =========
Earnings per share of common stock:

	   Basic                             $     (.001)   $     .035
					      ==========     =========

	   Assuming dilution                 $     (.001)   $     .034
					      ==========     =========


Stock options to purchase 220,000 common shares in 2001, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore the effect would have been antidilutive. Stock options to purchase common shares were not included in year 2000 as the effect would have been antidilutive.



				   -F19-





				 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2002                     Corfacts, Inc.
				   By:

				   /s/ Ariel Freud
				   --------------------
				   Ariel Freud
				   President, Chairman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2002                     Corfacts, Inc.
				   By:

				   /s/ Ariel Freud
				   -------------------
				   Ariel Freud
				   President