Form 10QSB
period 2002-03-31
CORFACTS INC
filed 2002-05-15
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549
			    FORM 10-QSB


(MARK ONE)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

     Registrants telephone number, including area code: (800) 696-7788

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



					     File Number
						0-17394

		     Corfacts, Inc. & Subsidiary
			     Form 10-QSB
			    March 31, 2002

				INDEX

PART I - FINANCIAL INFORMATION                            PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at March 31, 2002            3.

     Consolidated Statements of Operations for the
       three months ended March 31, 2002 and 2001            4.

     Consolidated Statements of Cash Flows for the
       three months ended March 31, 2002 and 2001            5.
     Notes to Consolidated Financial Statements              6.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                            9.

PART II - OTHER INFORMATION                                 11.

Item 1.  Legal Proceedings                                  11.

Item 2.  Changes in Securities                              11.

Item 3.  Defaults Upon Senior Securities                    11.

Item 4.  Submission of Matters to a Vote of
	  Securityholders                                   11.

Item 5.  Other Information                                  11.

Item 6.  Exhibits and Reports on Form 8-K                   11.

Signatures                                                  12.



		      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			 CORFACTS, INC. & SUBSIDIARY
				BALANCE SHEET
				 (Unaudited)
			       March 31, 2002

	ASSETS
Current Assets
 Cash and cash equivalents                        $1,589,129
 Interest receivable                                   6,416
 Accounts receivable, net of allowance for
   bad debts of $106,260                             661,867
 Note receivable                                       1,516
 Prepaid expenses and other current assets            64,301
 Other receivable municipal tax liens and
 Accrued interest net of estimated
 Disposition costs of $6,155                               -
						   ---------
 Total Current Assets                              2,323,229
						   ---------
Property and equipment, at cost,
  less accumulated depreciation of $448,302          476,567
Goodwill and customer lists, and covenant, net of
 accumulated amortization of $181,065                171,018

Other assets
  Security deposits                                   59,983
  Deferred taxes                                      24,533
						   ---------
      Total Other Assets                              84,516
						   ---------
 TOTAL ASSETS                                     $3,055,330
						   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses            $  506,250
 Deferred revenue                                    263,000
 Customer deposits                                    40,000
 Income taxes payable                                 36,509
 Current portion of note payable - officers          165,937
 Current portion of note payable - other              29,909
 Current portion of capitalized lease obligations    163,214
						   ---------
 Total Current Liabilities                         1,204,819
						   ---------
Capitalized lease obligations, net of
  current portion                                    117,140
Note payable - officers', net of current portion     403,701
Note payable - other, net of current portion           5,221
Deferred Taxes                                        83,624
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 8,088,433 shares issued and
   outstanding in 2002                             1,285,852
Retained earnings                                    954,973
Less: Treasury stock, 3,864,088 shares at cost    (1,000,000)
						   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,240,825
						   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $3,055,330
						   =========


See notes to consolidated financial statements.


		      CORFACTS, INC. & SUBSIDIARY
		       STATEMENTS OF OPERATIONS
			      (Unaudited)

					    Three months ended
						 March 31,
					     2001         2002
					    ------------------

Revenue:
 Net sales of telemarketing services     $ 1,667,960  $ 2,500,307
					   ---------    ---------
     Total revenues                        1,667,960    2,500,307
					   ---------    ---------

Direct operating expenses                    866,798    1,250,797
					   ---------    ---------
     Gross Profit                            801,162    1,249,510

Costs & expenses:
 Selling, general & administrative           489,255      785,445
 Depreciation and amortization                65,633       52,326
					   ---------    ---------
     Total costs & expenses                  554,888      837,771

     Income from operations                  246,274      411,739

Other income/(expense)
 Interest income                               8,322        8,406
 Interest expense                            (24,271)     (19,083)
					   ---------    ---------
     Total other income/(expense)            (15,949)     (10,677)
					   ---------    ---------
Income before income taxes                   230,325      401,062

Provision for income taxes                   (71,631)    (162,800)
					   ---------    ---------
     Net income                          $   158,694  $   238,262
					   =========    =========

Basic earnings per common share             $   .020  $      .029
					   =========    =========

Weighted Average common shares outstanding 8,088,433    8,088,433
					   =========    =========

Diluted earnings per common share           $   .019  $      .028
					   =========    =========
Weighted Average common shares and equivalents
  outstanding for diluted earnings
  per common share                         8,416,766    8,470,933
					   =========    =========




See notes to the consolidated financial statements.



		      CORFACTS, INC. & SUBSIDIARY
			STATEMENTS OF CASH FLOWS
			      (Unaudited)

					  Three months ended
					       March 31,
					   2001         2002
					  ------------------

Cash flows from operating activities:
  Net income                             $ 158,694    $  238,262
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization             65,633        52,326
  Bad debts provision                       36,202         7,500
  Deferred income taxes                     39,631         5,400

  Accounts receivable                      (22,093)      271,696
  Interest receivable                        5,782        (2,925)
  Inventory                                 28,264             -
  Prepaid Income Taxes                      40,000             -
  Prepaid expense and other current
   assets                                  (23,974)      (49,664)
  Accounts payable and accrued expenses    (88,454)      (80,198)
  Deferred revenue                         (75,996)      (36,300)
  Customer Deposits                        (47,474)      (34,239)
  Income taxes payable                           -       (62,554)
					  --------      --------
  Net cash provided by operating
   activities                              116,215       309,304
					  --------      --------

Cash flows used in investing activities:
  Purchase of equipment                          -       (13,688)
					  --------      --------
  Net provided by (used in) investing
   activities                                    -       (13,688)
					  --------      --------
Cash flows from financing activities:
  Notes receivable advances                 11,247        12,717
  Repayment of note to shareholder          (9,350)      (42,148)
  Repayment of acquisition notes           (10,392)       (7,113)
  Repayment of capitalized lease
   obligations                             (39,702)      (49,884)
  Net cash used in financing              --------      --------
   activities                              (48,197)      (86,428)
					  --------      --------
Net increase (decrease) in cash and
 Cash equivalents                           68,018       209,188
Cash and cash equivalents at
 beginning of period                       875,348     1,379,941
					  --------     ---------
Cash and cash equivalents at
 end of period                          $  943,366   $ 1,589,129
					  ========     =========




See notes to the consolidated financial statements.


			 CORFACTS, INC. & SUBSIDIARY
		  NOTES TO CONDENSED FINANCIAL STATEMENTS
			       March 31, 2002
				(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Corfacts, Inc. through its subsidiary (Metro Marketing, Inc.) is a leading provider of inbound and outbound telemarketing services, on both a business to business and business to consumer basis. Founded in 1983, as the Business Journal of New Jersey, Inc., in 1990 the company changed its name to Corfacts, Inc. The company is headquartered in Freehold, New Jersey.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 2001.

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

In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No.16, "Business Combinations and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Corfacts commencing with its 2002 fiscal year. Corfacts has implemented these rules during 2001. This standard has had no effect on the current years financial statements.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of FAS No. 144 are to address issues relating to the implementation of FAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 was effective for Corfacts commencing with its 2002 fiscal year. Upon adoption, this accounting pronouncement did not have a significant impact on the company's financial position or results of operations.



NOTE 2 - RELATED PARTY TRANSACTIONS

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the President and shareholder of the Company and bears an interest rate of 7%. During the three months ended March 31, 2002 and 2001, interest expense on this note was $732 and $1,416, respectively.

The Note Payable generated by the Repurchase of Shares from the Vice President bears an interest rate of 7%. During the three months ended March 31, 2002 and 2001, interest expense on this note was $9,611 and $10,168, respectively.


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


Deferred taxes consist of the following at:

				  March 31, 2002
				  --------------

Total deferred tax assets            $ 24,533
Less: Valuation allowance                   -
Deferred tax liability                (83,624)
				       ------
Net deferred tax liability           $(59,091)
				       ======

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at March 31, 2002 and March 31, 2001 is as follows:

				       Percentage of
				       Pretax Income

				      2002        2001
				     -------------------

Tax at US statutory rates             34.0 %      34.0 %
State income taxes, net of
 federal tax benefit                   6.0 %       6.0 %
Other adjustments                       .6 %      (4.0)%
				      ----        ----
Income tax provision                  40.6 %      36.0 %
				      ====        ====


NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK

The following reconciles amounts reported in the financial statements:

For the three months ended March 31,                2001        2002

Weighted-average number of shares on which earnings per share calculations are based:

Basic                                            8,088,433   8,088,433
Add - incremental shares under stock
option plans                                       328,333     382,500
						 ---------   ---------
Assuming dilution                                8,416,766   8,470,933
						 =========   =========
Net income applicable to
common stockholders                             $  158,694  $  238,262
						   =======     =======
Net income on which diluted earnings
per share is calculated                         $  158,694  $  238,262
						   =======     =======
Earnings per share of common stock:

Basic                                           $     .020  $     .029
						     =====       =====
Assuming dilution                               $     .019   $    .028
						     =====       =====



Stock options to purchase 375,000 and 130,000 common shares in 2001 and 2002 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore the effect would have been antidilutive.


			 CORFACTS, INC. & SUBSIDIARY
			PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

The Company is reporting net income of $238,262 on total revenues of $2,500,307 for the three months ended March 31, 2002 as compared to net income of $158,694 on total revenues of $1,667,960 for the comparable three months ended March 31, 2001.

Basic earnings per share for the three months ended March 31, 2002 were $0.029 as compared to basic earnings per share of $0.020 for the same period in 2001.

Selling, general and administrative costs were $785,445 for the three months ended March 31, 2002 as compared to $489,255 for the three months ended March
31, 2001.   During the current three months ended March 31, 2002, selling, general and administrative expenses increased slightly as a percent of sales to 31% as compared to 29% for the three months ended March 31, 2001.

Depreciation and amortization expense for the three months ended March 31, 2002 was $52,326 as compared to $65,633 for the same period in 2001. Depreciation and amortization expense decreased $13,307 for the period as compared to the three months ended March 31, 2001 mainly due to the impairment of goodwill taken during the year ended December 31, 2001.

The Company recorded $8,406 in interest income for the three months ended March 31, 2002 as compared to interest income of $8,322 for the same period last year.

Interest expense for the three months ended March 31, 2002 was $19,083 as compared to $24,271 for the three months ended March 31, 2001.

			CORFACTS, INC. & SUBSIDIARY
		      PART I - FINANCIAL INFORMATION



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,118,410 at March 31, 2002, as compared to $891,554 at December 31, 2001. The profitability of the first quarter of 2002 has enabled the Company to increase its working capital by $226,856.

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



May 15, 2002                  /s/ Ariel Freud
			      -------------------
			      Ariel Freud
			      President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 15, 2002                  /s/ Ariel Freud
			      ------------------
			      Ariel Freud
			      President, Chairman