Form 10QSB
period 2002-06-30
CORFACTS INC
filed 2002-08-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549
				 FORM 10-QSB


(MARK ONE)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.       Yes [ X ]  No [  ]

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]


Registrant had 8,088,433 shares of Common Stock, no par value, outstanding on June 30, 2002.

							    File Number
								0-17394

		     Corfacts, Inc. & Subsidiary
			     Form 10-QSB
			    June 30, 2002

				INDEX

PART I - FINANCIAL INFORMATION                            PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at June 30, 2002             3.

     Consolidated Statements of Operations for the
       three months and six months ended
       June 30, 2002 and 2001                                4.

     Consolidated Statements of Cash Flows for the
       three months and six months ended
       June 30, 2002 and 2001                                5.

     Notes to Consolidated Financial Statements              6.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                            9.

PART II - OTHER INFORMATION                                 11.

Item 1.  Legal Proceedings                                  11.

Item 2.  Changes in Securities                              11.

Item 3.  Defaults Upon Senior Securities                    11.

Item 4.  Submission of Matters to a Vote of
	  Securityholders                                   11.

Item 5.  Other Information                                  11.

Item 6.  Exhibits and Reports on Form 8-K                   11.

Signatures                                                  12.



		      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			 CORFACTS, INC. & SUBSIDIARY
				BALANCE SHEET
				 (Unaudited)
				June 30, 2002

	ASSETS

Current Assets
 Cash and cash equivalents                        $1,957,999
 Interest receivable                                  12,466
 Accounts receivable, net of allowance for
   bad debts of $113,760                             540,052
 Prepaid expenses and other current assets           138,409
 Other receivable municipal tax liens including
  accrued interest net of estimated
  disposition costs of $6,155                              -
						   ---------
 Total Current Assets                              2,648,926
						   ---------
Property and equipment, at cost,
  less accumulated depreciation of $491,738          498,142
Goodwill and customer lists, and covenant, net of
 accumulated amortization of $192,411                159,672

Other assets
  Security deposits                                  115,983
  Deferred taxes                                      23,433
						   ---------
 Total Other Assets                                  139,416
						   ---------
 TOTAL ASSETS                                     $3,446,156
						   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses            $  567,905
 Deferred revenue                                    172,500
 Customer deposits                                    87,000
 Income taxes payable                                188,263
 Current portion of note payable - officers          155,561
 Current portion of note payable - other              27,876
 Current portion of capitalized lease obligations    156,328
						   ---------
 Total Current Liabilities                         1,355,433
						   ---------
Capitalized lease obligations, net of
  current portion                                     67,648
Note payable - officers', net of current portion     371,186
Deferred Taxes                                        62,784
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
  authorized; 8,088,433 shares issued and
  outstanding in 2002                              1,285,852
Retained earnings                                  1,303,253
Less: Treasury stock, 3,864,088 shares at cost    (1,000,000)
						   ---------
 Total Stockholders' Equity                        1,589,105
						   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $3,446,156
						   =========



See notes to consolidated financial statements.


		      CORFACTS, INC. & SUBSIDIARY
		       STATEMENTS OF OPERATIONS
			      (Unaudited)

				  Three months ended        Six months ended
				      June 30,                  June 30,
				  2001          2002        2001        2002
			      ----------------------------------------------
Revenue:
Net sales of telemarketing
 services                   $ 1,448,945  $ 2,753,574  $ 3,116,905  $5,253,881
			      ---------    ---------    ---------   ---------
Total revenues                1,448,945    2,753,574    3,116,905   5,253,881
			      ---------    ---------    ---------   ---------

Direct operating expenses       850,239    1,302,812    1,717,037   2,553,609
			      ---------    ---------    ---------   ---------
Gross Profit                    598,706    1,450,762    1,399,868   2,700,272

Costs & expenses:
 Selling, general &
  administrative                496,344      812,737      985,599   1,598,182
 Depreciation and amortization   65,697       54,782      131,330     107,108
			       ---------    ---------    ---------   --------
Total costs & expenses          562,041      867,519    1,116,929   1,705,290

Income from operations           36,665      583,243      282,939     994,982

Other income/(expense)
 Interest income                  8,856        9,403       17,178      17,809
 Interest expense               (22,692)     (16,806)     (46,963)    (35,889)
			      ---------    ---------    ---------   ---------
Total other income/(expense)    (13,836)      (7,403)     (29,785)    (18,080)

Income before income taxes       22,829      575,840      253,154     976,902

Provision for income taxes        9,352      227,560       80,983     390,360
			      ---------    ---------    ---------   ---------
Net income                    $  13,477     $348,280   $  172,171  $  586,542
			      =========    =========    =========   =========

Basic earnings per common
 share                        $    .002     $   .043   $     .021  $     .073
			      =========    =========    =========   =========

Average common shares
 outstanding                  8,088,433    8,088,433    8,088,433   8,088,433
			     ==========   ==========   ==========   =========

Diluted earnings per
 Common share                 $    .002     $   .041   $     .020  $     .068
			     ==========   ==========   ==========   =========
Average common shares and
 Equivalents outstanding for
 diluted earnings per common
 share                        8,416,766    8,584,754    8,416,766   8,584,754
			     ==========   ==========   ==========   =========




See notes to the consolidated financial statements.



		      CORFACTS, INC. & SUBSIDIARY
			STATEMENTS OF CASH FLOWS
			      (Unaudited)

					    Six months ended
						June 30,
					    2001         2002
					  --------------------
Cash flows from operating activities:
  Net income                             $ 172,171    $  586,542
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            122,018       107,108
  Bad debts provision                       43,702        15,000
  Deferred income taxes                     21,259       (14,340)

  Accounts receivable                      (56,693)      385,647
  Interest receivable                        1,482        (8,975)
  Inventory                                 28,264             -
  Prepaid income taxes                      57,086             -
  Prepaid expense and other current
   assets                                  (41,547)     (127,244)
  Other assets                               3,000       (56,000)
  Accounts payable and accrued expenses   (236,828)       70,658
  Deferred revenue                         (58,496)     (126,800)
  Customer Deposits                        (57,474)       12,761
					  --------      --------
  Net cash provided by (used in)
   operating activities                     (2,056)      844,357
					  --------      --------
Cash flows used in investing activities:
  Purchase of equipment                     (1,956)      (78,696)
					  --------      --------
  Net provided by (used in) investing
   activities                               (1,956)      (78,696)
					  --------      --------
Cash flows from financing activities:
  Notes receivable advances                 14,452        18,065
  Repayment of note to shareholder         (18,864)      (85,039)
  Repayment of acquisition notes           (20,982)      (14,367)
  Repayment of capitalized lease
   obligations                             (84,122)     (106,262)
  Net cash used in financing              --------      --------
   activities                             (109,516)     (187,603)
					  --------      --------
Net increase (decrease) in cash and
 Cash equivalents                         (113,528)      578,058
Cash and cash equivalents at
 beginning of period                       875,348     1,379,941
					  --------     ---------
Cash and cash equivalents at
 end of period                          $  761,820   $ 1,957,999
					  ========     =========




See notes to the consolidated financial statements.


			 CORFACTS, INC. & SUBSIDIARY
	NOTES TO CONDENSED FINANCIAL STATEMENTS
				  June 30, 2002
				  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Corfacts, Inc. through its subsidiary (Metro Marketing, Inc.) is a leading provider of inbound and outbound telemarketing services, on both a business to business and business to consumer basis. Founded in 1983, as the Business Journal of New Jersey, Inc., in 1990 the company changed its name to Corfacts, Inc. The company is headquartered in Freehold, New Jersey.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 2001.

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

In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No.16, "Business Combinations and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Principles Bulletin
No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Corfacts commencing with its 2002 fiscal year. Corfacts has implemented these rules during 2001. This standard has had no significant effect on the current years financial statements.

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



NOTE 2 - RELATED PARTY TRANSACTIONS

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the President and shareholder of the Company and bears a rate of 7%. During the six months ended June 30, 2002 and 2001, interest expense on this note was $1,286 and $2,666, respectively.

The Note Payable generated by the Repurchase of Shares from the Vice President bears an interest rate of 7%. During the six months ended June 30, 2002 and 2001, interest expense on this note was $18,657 and $20,335, respectively.

Included in Accrued Expenses is $35,000 payable to the President for unpaid bonuses.



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


Deferred taxes consist of the following at:

				   June 30, 2002
				  --------------

Total deferred tax assets            $ 23,433
Less: Valuation allowance                   -
Deferred tax liability                (62,784)
				      -------
Net deferred tax liability           $(39,351)
				       ======

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at June 30, 2002 and June 30, 2001 is as follows:

					Percentage of
					Pretax Income
				      2002        2001
				     ------------------

Tax at US statutory rates             34.0 %      34.0 %
State income taxes, net of
 federal tax benefit                   6.0 %       6.0 %
Other adjustments                     (1.0)%      (8.0)%
				      ----        ----
Income tax provision                  39.0 %      32.0 %
				      ====        ====



NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK

The following reconciles amounts reported in the financial statements:

For the six months ended June 30,                   2001        2002
						  -------------------
Weighted-average number of shares on which earnings per share calculations are based:

Basic                                            8,088,433   8,088,433
Add - incremental shares under stock
option                                             328,333     496,321
						 ---------   ---------
Assuming dilution                                8,416,766   8,584,754
						 =========   =========

Net income applicable to
common stockholders                             $  172,171  $  586,542
						   =======     =======
Net income on which diluted earnings
per share is calculated                         $  172,171  $  586,542
						   =======     =======
Earnings per share of common stock:

Basic                                           $     .021  $     .073
						   =======     =======

Assuming dilution                               $     .020   $    .068
						   =======     =======

Stock options to purchase 375,000 and 170,000 common shares in 2001 and 2002 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.


			  CORFACTS, INC. & SUBSIDIARY
			 PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

The Company is reporting net income of $586,542 on total revenues of $5,253,881 for the six months ended June 30, 2002 as compared to net income of $172,171 on total revenues of $3,116,905 for the comparable six months ended June 30, 2001.

Basic earnings per share for the six months ended June 30, 2002 were $0.073 as compared to basic earnings per share of $0.021 for the same period in 2001.

Selling, general and administrative costs were $1,598,182 for the six months ended June 30, 2002 as compared to $985,599 for the six months ended June 30,
2001.   During the current six months ended June 30, 2002, selling, general and administrative expenses decreased slightly as a percent of sales to 30.4% as compared to 31.6% for the six months ended June 30, 2001.

Depreciation and amortization expense for the six months ended June 30, 2002 was $107,108 as compared to $131,330 for the same period in 2001.
Depreciation and amortization expense decreased $24,222 for the period as compared to the six months ended June 30, 2001 mainly due to the impairment of goodwill taken during the year ended December 31, 2001.

The Company recorded $17,809 in interest income for the six months ended June 30, 2002 as compared to interest income of $17,178 for the same period last year.

Interest expense for the six months ended June 30, 2002 was $35,889 as compared to $46,963 for the six months ended June 30, 2001.

Three months ended June 30, 2002 compared to the three months ended June 30,
2001

The Company is reporting net income of $348,280 on total revenues of $2,753,574 for the three months ended June 30, 2002 as compared to net income of $13,477 on total revenues of $1,448,945 for the comparable three months ended June 30, 2001.

Basic earnings per share for the three months ended June 30, 2002 were $0.043 as compared to basic earnings per share of $0.002 for the same period in 2001.

Selling, general and administrative costs were $812,737 for the three months ended June 30, 2002 as compared to $496,344 for the three months ended June
30, 2001.   During the current three months ended June 30, 2002, selling, general and administrative expenses decreased as a percent of sales to 29.5% as compared to 34.2% for the three months ended June 30, 2001.

Depreciation and amortization expense for the three months ended June 30, 2002 was $54,782 as compared to $65,697 for the same period in 2001. Depreciation and amortization expense decreased $10,915 for the period as compared to the three months ended June 30, 2001 mainly due to the impairment of goodwill taken during the year ended December 31, 2001.

The Company recorded $9,403 in interest income for the three months ended June 30, 2002 as compared to interest income of $8,856 for the same period last year.

Interest expense for the three months ended June 30, 2002 was $16,806 as compared to $22,692 for the three months ended June 30, 2001.





		       CORFACTS, INC. & SUBSIDIARY
		      PART I - FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,293,493 at June 30, 2002, as compared to $891,554 at December 31, 2001. The profitability of the first half of 2002 has enabled the Company to increase its working capital by $401,939.

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

August 14, 2002               /s/ Ariel Freud
			      -------------------
			      Ariel Freud
			      President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 2002               /s/ Ariel Freud
			      ------------------
			      Ariel Freud
			      President, Chairman