Form 10QSB
period 2002-09-30
CORFACTS INC
filed 2002-11-15
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549
				 FORM 10-QSB


(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED September 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     FOR THE TRANSITION PERIOD FROM           TO

		       COMMISSION FILE NUMBER  0-17394

			CORFACTS INC. AND SUBSIDIARY
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

	    New Jersey                              22-2478379
   ---------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer ID No.)
   incorporation or organization)

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


Registrant had 8,088,433 shares of Common Stock, no par value, outstanding on September 30, 2002.

								File Number
								  0-17394

		   Corfacts, Inc. & Subsidiary
			  Form 10-QSB
		      September 30, 2002

			     INDEX

PART I - FINANCIAL INFORMATION                                 PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at September 30, 2002            3.

     Consolidated Statements of Operations for the
       three months and nine months ended September 30, 2002
       and 2001                                                  4.

     Consolidated Statements of Cash Flows for the
       nine months ended September 30, 2002 and 2001             5.

     Notes to Consolidated Financial Statements                  6.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of Operations          9.

    Item 3.  Controls and Procedures                            11.


PART II - OTHER INFORMATION                                     12.

Item 1.  Legal Proceedings                                      12.

Item 2.  Changes in Securities                                  12.

Item 3.  Defaults Upon Senior Securities                        12.

Item 4.  Submission of Matters to a Vote of Security holders    12.

Item 5.  Other Information                                      12.

Item 6.  Exhibits and Reports on Form 8-K                       12.

Signatures                                                      13.

Certification                                                   14.

		      PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
			 CORFACTS, INC. & SUBSIDIARY
				BALANCE SHEET
				 (Unaudited)
			     September 30, 2002
	ASSETS
Current Assets
 Cash and cash equivalents                        $1,910,228
 Interest receivable                                  13,291
 Accounts receivable, net of allowance for
  bad debts of $135,260                              433,086
 Prepaid expenses and other current assets           243,055
						   ---------
 Total Current Assets                              2,599,660
						   ---------
Property and equipment, at cost,
 less accumulated depreciation of $536,654           453,226
Goodwill and customer lists, and covenant, net of
 accumulated amortization of $203,757                148,326

Other assets
 Deferred taxes                                        6,700
 Security deposits                                   113,434
						   ---------
      Total Other Assets                             120,134
						   ---------
 TOTAL ASSETS                                     $3,321,346
						   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses            $  464,212
 Deferred revenue                                    216,000
 Customer deposits                                   137,500
 Income taxes payable                                195,153
 Current portion of note payable - officers          149,773
 Current portion of note payable - other              20,490
 Current portion of capitalized lease obligations    124,102
						   ---------
 Total Current Liabilities                         1,307,230
						   ---------
Capitalized lease obligations, net of
 current portion                                      46,422
Note payable - officers', net of current portion     333,331
Deferred taxes                                        41,300
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 8,088,433 shares issued and
   outstanding in 2002                             1,285,852
Retained earnings                                  1,307,211
Less: Treasury stock, 3,864,088 shares at cost    (1,000,000)
						   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,593,063
						   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $3,321,346
						   =========



See notes to consolidated financial statements.

			 CORFACTS, INC. & SUBSIDIARY
			  STATEMENTS OF OPERATIONS
				 (Unaudited)

				Three months ended         Nine months ended
                                   September 30,              September 30,
				2001          2002          2001       2002
------------------------------------------------------------------------------
Revenue:
Net sales of
 telemarketing services       $1,551,225   $1,811,919   $4,668,130  $7,065,800
			       ---------    ---------    ---------   ---------
     Total revenues            1,551,225   1,811,919     4,668,130   7,065,800

Direct operating expenses        810,955     940,749     2,527,992   3,494,358
			       ---------   ---------     ---------   ---------
     Gross Profit                740,270     871,170     2,140,138   3,571,442

Costs & expenses:
Selling, general and
 administrative                  526,889     803,551     1,512,488   2,401,733
Depreciation and amortization     65,730      56,262       197,060     163,370
			       ---------   ---------     ---------   ---------
     Total costs & expenses      592,619     859,813     1,709,548   2,565,103
			       ---------   ---------     ---------   ---------

Income from operations           147,651      11,357       430,590   1,006,339

Other(income)/expense:
Loss on disposal of equipment     44,916           -        44,916           -
Interest (income)                 (7,023)    (10,126)      (24,201)    (27,935)
Interest expense                  20,304      14,476        67,267      50,365
			       ---------   ---------     ---------   ---------
Total other expense               58,197       4,350        87,982      22,430
			       ---------   ---------     ---------   ---------

Income before income taxes        89,454       7,007       342,608     983,909
Provision for income taxes        44,000       3,049       124,983     393,409
			       ---------    --------     ---------   ---------
Net income                    $   45,454  $    3,958   $   217,625  $  590,500
			       =========    ========     =========   =========

Basic earnings per common
 share                        $     .006  $     .000   $      .027  $     .073
			       =========    ========     =========   =========

Average common shares
 outstanding                   8,088,433   8,088,433     8,088,433   8,088,433
			       =========   =========     =========   =========

Diluted earnings per
 Common share                 $     .005  $     .000   $      .026  $     .069
			       =========   =========     =========   =========

Average common shares
 and equivalents outstanding
 for diluted earnings per
 common share                  8,344,058   8,593,850     8,344,058   8,593,850
			      ==========   =========     =========   =========




See notes to the consolidated financial statements.

		      CORFACTS, INC. & SUBSIDIARY
			STATEMENTS OF CASH FLOWS
			      (Unaudited)

					    Nine months ended
					      September 30,
					    2001         2002
					  --------     --------
Cash flows from operating activities:
  Net income                             $ 217,625     $ 590,500
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            197,060       163,370
  Bad debts provision                       22,500        36,500
  Loss on disposal of equipment             44,916             -
  Loss on tax lien certificates              3,655             -
  Deferred income taxes                     18,759       (19,091)

Changes in assets and liabilities:
  Accounts receivable                     (194,773)      471,474
  Interest receivable                        1,557        (9,800)
  Inventory                                 35,986             -
  Prepaid Income Taxes                     165,000             -
  Prepaid expense and other current
   assets                                  (52,214)     (231,604)
  Other assets                               6,200       (53,451)
  Accounts payable and accrued expenses    (90,249)      (26,146)
  Deferred revenue                         (33,496)      (83,300)
  Customer Deposits                        (32,474)       63,261
					   -------       -------
 Net cash provided by operating activities 310,052       901,713
					   -------       -------

Cash flows used in investing activities:
     Purchase of equipment                  (1,956)      (78,696)
					   -------       -------
  Net cash provided by (used in)
   investing activities                     (1,956)      (78,696)
					   -------       -------

Cash flows from financing activities:
     Notes receivable advances              18,192        17,419
     Repayment of note to shareholder      (28,543)     (128,682)
     Repayment of acquisition notes        (31,776)      (21,753)
     Repayment of capitalized lease
      obligations                         (128,772)     (159,714)
   Net cash used in financing              -------      --------
	  activities                      (170,899)     (292,730)
					   -------      --------
Net increase (decrease) in cash and
 Cash equivalents                          137,197       530,287
Cash and cash equivalents at
   beginning of period                     875,348     1,379,941
					 ---------     ---------
Cash and cash equivalents at
  end of period                         $1,012,545    $1,910,228
					 =========     =========



See notes to the consolidated financial statements.

			CORFACTS, INC. & SUBSIDIARY
		 NOTES TO CONDENSED FINANCIAL STATEMENTS
			     September 30, 2002
				(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Corfacts, Inc. through its subsidiary (Metro Marketing, Inc.) is a leading provider of inbound and outbound telemarketing services, on both a business to business and business to consumer basis. Founded in 1983, as the Business Journal of New Jersey, Inc., in 1990 the company changed its name to Corfacts, Inc. The company is headquartered in Freehold, New Jersey.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 2001.


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



NOTE 2 - RELATED PARTY TRANSACTIONS

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the President and shareholder of the Company and bears an interest rate of 7%. During the nine months ended September 30, 2002 and 2001, interest expense on this note was $1,660 and $3,747 respectively.

The Note Payable generated by the Repurchase of Shares from the Vice President bears an interest rate of 7%. During the nine months ended September 30, 2002 and 2001, interest expense on this note was $27,128 and $30,503, respectively.

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


Deferred taxes consist of the following at:

				September 30, 2002
				------------------

Total deferred tax assets            $  6,700
Less: Valuation allowance                   -
Deferred tax liability                (41,300)
				       ------
Net deferred tax liability           $(34,600)
				       ======

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at September 30, 2002 and September 30, 2001 is as follows:

				       Percentage of
				       Pretax Income

				      2002        2001
				    --------    --------
Tax at US statutory rates             34.0 %      34.0 %
State income taxes, net of
 federal tax benefit                   6.0 %       6.0 %
Other adjustments                     (1.0)%      (4.0)%
				      ----        ----
Income tax provision                  39.0 %      36.0 %
				      ====        ====

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK

The following reconciles amounts reported in the financial statements:

For the nine months ended September 30,            2001        2002
						 --------   ---------
Weighted-average number of shares on which earnings per share calculations are based:

Basic                                            8,088,433   8,088,433
Add - incremental shares under stock
option

Assuming dilution                                8,344,058   8,593,850

Net income applicable to
common stockholders                             $  217,625  $  590,500
						   =======     =======
Net income on which diluted earnings
per share is calculated                         $  217,625  $  590,500
						   =======     =======
Earnings per share of common stock:

Basic                                           $     .027  $     .073
						   =======     =======

Assuming dilution                               $     .026  $     .069
						   =======     =======

Stock options to purchase 375,000 and 210,000 common shares in 2001 and 2002 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

			 CORFACTS, INC. & SUBSIDIARY
			PART I - FINANCIAL INFORMATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.


RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

The Company is reporting net income of $590,500 on total revenues of $7,065,800 for the nine months ended September 30, 2002 as compared to net income of $217,625 on total revenues of $4,668,130 for the comparable nine months ended September 30, 2001.

Basic earnings per share for the nine months ended September 30, 2002 were $.073 as compared to basic earnings per share of $.027 for the same period in 2001.

Selling, general and administrative costs were $2,401,733 for the nine months ended September 30, 2002 as compared to $1,512,488 for the nine months ended September 30, 2001. Selling, general and administrative expenses increased slightly as a percentage of sales to 34% of sales for the nine-month period ended September 30, 2002, as compared to 32% of sales for the same period in 2001. The company has increased its sales force for the financial and custom divisions. The financial division began during the last quarter of fiscal 2001. The cost for these salespeople during the first half of the year has been for training and management feels that this investment has begun to profit the company with increased sales in these divisions starting in the third quarter of 2002. Depreciation and amortization expense for the nine months ended September 30, 2002 was $163,370 as compared to $197,060 for the same period in 2001.

The Company recorded a loss on the disposal of idle telephone equipment during the period ended September 30, 2001. This equipment was no longer in service and is no longer supported by the manufacturer. There was no corresponding item for the nine months ended September 30, 2002.

The Company recorded $27,935 in interest income for the nine months ended September 30, 2002 as compared to interest income of $24,201 for the same period last year. Interest expense for the nine months ended September 30, 2002 was $50,365 as compared to $67,267 for the nine months ended September 30, 2001.


Three months ended September 30, 2002 compared to the three months ended September 30, 2001

The Company is reporting net income of $3,958 on total revenues of $1,811,919 for the three months ended September 30, 2002 as compared to net income of $45,454 on total revenues of $1,551,225 for the comparable three months ended September 30, 2001.

Basic earnings per share for the three months ended September 30, 2002 were

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

$0.00 as compared to basic earnings per share of $0.006 for the same period in 2001.

Selling, general and administrative costs were $803,551 for the three months ended September 30, 2002 as compared to $526,889 for the three months ended September 30, 2001. Depreciation and amortization expense for the three months ended September 30, 2002 was $56,262 as compared to $65,730 for the same period in 2001.

The Company recorded a loss on the disposal of idle telephone equipment for the three-month period ended September 30, 2001. This equipment was no longer in service and is no longer supported by the manufacturer. There was no corresponding item for the three months ended September 30, 2002.

The Company recorded $10,126 in interest income for the three months ended September 30, 2002 as compared to interest income of $7,023 for the same period last year. Interest expense for the three months ended September 30, 2002 was $14,476 as compared to $20,304 for the three months ended September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,292,430 at September 30, 2002, as compared to $891,554 at December 31, 2001. The profitability of the nine-month period has enabled the Company to increase its working capital by $400,876.

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

		      PART I - FINANCIAL INFORMATION

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is expected to not have a significant impact on continuing operations.


Item 3.  Controls and Procedures

     Ariel Freud, our Chief Executive Officer, performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Freud performed his evaluation.

			  CORFACTS, INC. & SUBSIDIARY

			  PART II - OTHER INFORMATION

Item 1.  Legal proceedings:
	 None

Item 2.  Changes in securities:
	 None

Item 3.  Defaults upon senior securities:
	 None

Item 4.  Submission of matters to a vote of security holders:
	 None

Item 5.  Other information:
	 None

Item 6.  Exhibits and Reports on Form 8-K:
	 None

			 CORFACTS, INC. & SUBSIDIARY


				  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November  14, 2002            /s/ Ariel Freud
			      -------------------
			      Ariel Freud
			      President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November  14, 2002            /s/ Ariel Freud
			      ---------------
			      Ariel Freud
			      President, Chairman

			       CERTIFICATION



I, Ariel Freud, certify that:

	1. I have reviewed this quarterly report on Form 10-QSB of Corfacts, Inc.;

	2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

	3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

	6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                  /s/ Ariel Freud
					  ------------------------------------
					  Ariel Freud, Chief Executive Officer
						Chief Financial Officer