Form 10KSB
period 2002-12-31
CORFACTS INC
filed 2003-04-15
CIK 791298

SECURITIES AND EXCHANGE COMMISSION
		       	    Washington, D.C. 20549
                                 FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      for the Year Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(a) of the Securities Exchange Act of 1934 (No Fee Required)

      for the transition period from          to


                      Commission File Number: 0-17394

                      CORFACTS, INC. AND SUBSIDIARIES
	      --------------------------------------------
	     (Name of small business issuer in its charter)

	New Jersey                                22-2478379
--------------------------------           ------------------------
(State or jurisdiction of                    (IRS Employer
 incorporation or organization)               Identification No.)


       2323 Hwy. 9 No., Howell, NJ                07731
  --------------------------------------        ----------
 (Address of principal executive office)        (Zip code)

Registrant's telephone number, including area code: (800)696-7788

	Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, No Par Value
			--------------------------
			     (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports reqired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. [X]

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Registrant had 8,098,433 shares of Common Stock, no par value, outstanding on March 31, 2003.



                       Corfacts, Inc. and Subsidiaries
                                   PART I

Item 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

Corfacts, Inc., through its wholly owned subsidiary, Metro Marketing, Inc., is a full service telemarketing company, providing traditional outgoing call services and customized marketing programs in five primary industries.

The Company specializes in providing telemarketing services for many industries, including the medical profession. By offering an initial consultation to local patrons, existing or new practices contract with us to
find new customers.   We offer calling programs based on hours or on the
number of patients the customer is looking to reach. Our initial program is normally a guaranteed program whereby the client's area is tested to see the effectiveness of this type of marketing program. If the area is successful, many clients continue with our services, customizing their monthly marketing to meet their individual budget. If the program is not a success in that particular geographic area, the customer is issued a pro-rated refund for those patients we were not able to provide them. We believe that this is the most effective marketing dollar offered - unlike an ad in any other medium which provides no guarantee.

The Company provides similar services to mortgage brokers, providing different size programs that guarantee the broker with interested homeowners with qualified criteria for refinancing.

The Company has also done extensive telemarketing for the publishing, cable and utility industries, providing services that meet reporting requirements that are mandated by their industry.

EMPLOYEES AND CONSULTANTS

The Company employs approximately 50 full-time administrative and sales personnel as well as 75 full-time and 125 part-time inbound and outbound telemarketing service representatives. None of the Company's employees belong to a collective bargaining union. The Company has not experienced a work stoppage and believes that its employee relations are good.

Item 2. PROPERTIES

The Company moved during January 2003, and its principal offices are now located at 2323 Hwy. 9 No., Howell, NJ 07731. The 10 year lease commenced February 2003. Monthly rent at the new facility is $28,000. However, during the current fiscal year, the Company was located at its prior headquarters, where the monthly rent was $11,110 per month. The Company was released from any further rental payments on this facility as of March 1, 2003.

The Company had an additional office lease used as a telemarketing production center. This office was located on Schanck Road, Freehold, New Jersey. The Monthly rent for this facility was $2,472 with a term of one year and an option to renew for five additional years, commencing in December 1999. This lease was renewed through November 2005. However, with the move of the corporate headquarters during January 2003, this office was closed as of February 28, 2003 and consolidated into the new corporate headquarters facility in Howell. The Company was released from any further rental payments as of March 1, 2003.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 2002.


                                PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET PRICES OF COMMON STOCK
    The following table sets forth the high and low bid prices for the common stock in each quarter for the fiscal years ended December 31, 2002, and 2001 which are listed on the "pink sheets" since the Company was delisted from NASDAQ in 1989.

                              COMMON STOCK
                             --------------
                              High    Low
                              Bid     Bid
2002
-----------
1st quarter                  $ .23  $ .15
2nd quarter                  $ .31  $ .18
3rd quarter                  $ .47  $ .23
4th quarter                  $ .54  $ .22

2001
-----------
1st quarter                  $ .23  $ .11
2nd quarter                  $ .19  $ .15
3rd quarter                  $ .25  $ .13
4th quarter                  $ .21  $ .12

The price information stated in the above table, and in the preceding paragraph, is as reported by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

(b) HOLDERS
    As of December 31, 2002 the Company had 8,098,433 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses holding the Company's shares in "street name" for their clients. The Company believes that there are approximately 600 beneficial owners of its common stock.

(c) DIVIDENDS
    The Company has not paid or declared any dividends upon its common stock except for the "capital event" when the Company completed a proportionate tender offer for shareholders during 1990, subsequent to the sale of its magazine division.


                       Corfacts, Inc. and Subsidiaries

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Overview

Financial results for the fourth quarter were weak for several reasons. A project for a major account was completed during the third quarter of the year, and those revenues were not replaced. The Company historically recognizes a decrease in sales during the fourth quarter due to the shrinkage of marketing budgets of companies finishing up their yearly budget. Coupled with that and the general state of the economy, the Company found revenue in the fourth quarter of $1,599,809 to be substantially lower than the three previous quarters. In addition to this, the continued lowering of mortgage interest rates has adversely impacted the mortgage telemarketing division.

During the first quarter of 2003, the Company has consolidated operations and has moved its corporate headquarters and all telemarketing operations to a new facility.

Expenses have increased as a percentage of sales due to many factors, including the move into our new facility and the fact that the Company has invested in the development of a new division that will be selling products and services for third party vendors. Many of the negative factors that have impacted the Company in the fourth quarter are expected to continue into the new year.

Results of Operations

The Company's results from operations for the year ended December 31, 2002 consisted of net income of $250,950 on total revenues of $8,665,609, as compared to a net income of $285,532 on total revenues of $6,885,053 for the comparable period ended December 31, 2001.

Net income per share for the year ended December 31, 2002 was $.031 as compared to a net income per share of $.035 for the year ended December 31, 2001.

Direct operating expenses increased to $4,544,626 in 2002 as compared to $3,668,862 in 2001. Direct expenses decreased slightly as a percent of sales from 53.3% in 2001 to 52.4% for the year ended December 31,2002. Selling, general and administrative expenses increased as a percentage of sales to $3,385,328, or 39.1% of sales in 2002 from $2,246,115, or 32.6% of sales in
2001.

Interest income increased slightly to $35,501 in 2002, as compared to $33,129 in 2001. Interest expense decreased in 2002 to $76,725 as compared to $87,368 for the year ended December 31, 2001 due to the completion of several equipment leases and notes. During 2002, the Company recorded an impairment loss of $47,324 as compared to an impairment loss of $188,090 claimed in 2001. The impairment loss during 2002 was mainly attributable to outdated equipment and furniture as compared to the loss posted in 2001, which was primarily due to reductions in the original customer base of the Paramount and EZ Connection purchases.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital remained constant during the year ended December 31, 2002. Working capital was $893,372 at December 31, 2002 as compared to $891,554 at December 31, 2001. Cash flow from operations of $517,531 for 2002 was down compared to the $796,480 reported in 2001.

The primary reason for the decrease in cash flow from operations is attributable to the losses realized during the last quarter of the year and the preparation of the move of the Company to a new facility during the first quarter of 2003.

Management has initiated a substantial amount of cost cutting, including the lay-off of numerous employees, in an effort to return the Company to a positive cash flow position. Management feels that with the implementation of these new cost cutting procedures and the activity created by additional services being offered using third party vendors, the Company will be able to replenish some of the cash flow depleted in the fourth quarter ended December 31, 2002.

Forward looking and other statements

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


Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)(1) The following documents are filed as part of this report:

a. Consolidated Financial Statements of the Registrant, Corfacts, Inc. and Subsidiaries
                                                            Pages
     (a)  Financial Statements

Report of Schuhalter, Coughlin & Suozzo, P.C.                F-1

Consolidated Balance Sheet of Corfacts, Inc. and
  Subsidiaries as of December 31, 2002                       F-2

Consolidated Statements of Operations of Corfacts,
  Inc. and Subsidiaries for the two years ended
  December 31, 2002                                          F-3

Consolidated Statement of Changes in Stockholders'
  Equity for the two years ended December 31, 2002           F-4

Consolidated Statements of Cash Flows for the
  two years ended December 31, 2002                          F-5

Notes to Financial Statements                             F-6 to F-20

     (b)  Interim Financial Statements
          Not applicable.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

There has been no change in accountants and there have been no disagreements with the accountants regarding financial disclosure.


                      Corfacts, Inc. and Subsidiaries
                                   PART III

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


NAME                            POSITION HELD
---------------------------------------------------------
Ariel Freud                     President, Chairman
Larry Finkelstein               Vice President


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     None of the directors, officers, or beneficial owners of more than 10% of Corfact's common stock failed to file on a timely basis reports required during 2002 by Section 16(a) of the Exchange Act.


Item 10.        EXECUTIVE COMPENSATION

                                             SALARIES, FEES,
                                             DIRECTOR'S FEES,
                   CAPACITIES IN             COMMISSION           STOCK
NAME               WHICH SERVED              AND BONUSES          AWARD
------------------------------------------------------------------------
Ariel Freud        President, Chairman       $250,000             none

Larry Finkelstein  Vice President            $157,850             none


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of common shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares as of December 31, 2002:

			     AMOUNT AND NATURE OF        PERCENTAGE
NAME AND ADDRESS             BENEFICIAL OWNERSHIP        OF CLASS OWNED
-----------------------------------------------------------------------
Ariel Freud                     4,194,088*                51.9%
2323 Hwy. 9 No.
Howell, NJ  07731


* Does not include 90,000 shares owned by Mr. Freud's father.




Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time the Company advanced loans to the founder and vice president, interest at 10% and 9% with notes having various maturities. Together with the advance to the vice president, these notes and loans had an aggregate balance $74,493 at December 31, 2000. Through December 31, 1999 the founder and vice president has secured this note with 2,414,316 shares of the Company's common stock. During 2000, in consideration for a covenant not to compete this Note Receivable was agreed to be forgiven.

NOTES RECEIVABLE

The Company has periodically provided working capital loans to Ford Publishing Inc., the buyer of the information division, in the form of a credit line, which had a negative balance at December 31, 2002 of $1,000 and a balance at December 31, 2001 of $9,186. In addition, the Company periodically assists in the collection of Ford Publishing's credit card sales.

OTHER TRANSACTIONS

As of October 17, 2000, the Company entered into a new employment agreement with its vice president (and former president, Mr. Finkelstein). The agreement provides for annual compensation of $85,000 and expense reimbursements of $15,000 through October 2001, plus a bonus based on sales levels attained. As of January 1, 2002, the board of directors approved an increase in annual compensation to $150,000 for the President and annual compensation of $105,000 for the vice president and expense reimbursements of $20,000 for both its president and vice president. As of April 9, 2002, a new Bonus Agreement was written for the vice president. This bonus is based on attaining certain sales levels. For the year ended December 31, 2002, the vice president earned a bonus of $32,850. Together with this bonus agreement and salary, the vice president is guaranteed a compensation package of $200,000 for the year ended December 31, 2003.

In connection with the acquisition of Metro Marketing, 3,904,088 shares of common stock were issued to the shareholder of Metro in 1997, who is the CEO of the Company.

On December 15, 1997 the Company adopted an incentive option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to December 15, 2008 at an option price to be determined at the date of grant.

On December 22, 1997 the Company granted key employees options to purchase 600,000 and 540,000 shares of common stock of the Company pursuant to the incentive stock option plan dated December 15, 1997. The option prices are $.05 and $.15 respectively and expire on December 22, 2007. There were 10,000 shares exercised during the year 2002, however, there were no shares exercised under this plan for the year ended December 31, 2001.

On December 15, 1999, the Company adopted an incentive stock options plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to August 31, 2009 at the average market price for the month preceding the date of the grant. As of December 31, 2002 there are 590,000 outstanding options. To date none have been exercised.



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

(10m)*    Employment Agreement with Lawrence Finkelstein, Employment
	     Agreement with Ariel Freud

(12) *    Sale of Assets Agreement

     * The above items were previously filed and are hereby incorporated by reference.

	    Reports on Form 8-K

	    None.

99        Section 906 Certification, filed herewith

Item 14.  Controls and Procedures

     Ariel Freud, our Chief Executive Officer performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.


There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Freud performed his evaluation.

















                           INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

CORFACTS, INC. AND SUBSIDIARIES

We have audited the consolidated balance sheet of Corfacts, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years then ended in the accompanying index to financial statements and schedules (Item 7 (A)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and schedules listed in the accompanying index to financial statements (Item 7 (A)) present fairly, in all material respects, the financial position of Corfacts, Inc. and Subsidiaries as of December 31 2002, and the results of its operations and its cash flows for the two years then ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                           /s/ Schuhalter, Coughlin & Suozzo, P.C
                           ---------------------------------------
                           Schuhalter, Coughlin & Suozzo, P.C
                           Certified Public Accountants


Raritan, New Jersey

March 31, 2003
















                     CORFACTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2002

      ASSETS

CURRENT ASSETS
  Cash and cash equivalents       $  317,162
  Certificates of deposit          1,015,668
  Interest receivable                  7,870
  Accounts receivable net of
   allowance for bad debts of
   $176,245                          818,073
  Other receivable - municipal
   tax liens (net of estimated
   disposition costs of $2,804)            -
  Other interest receivable - tax
   liens (net of estimated
   disposition costs of $3,351)            -
  Prepaid expenses and other assets   57,493
  Prepaid income taxes               121,665
                                  ----------
      TOTAL CURRENT ASSETS         2,337,931

PROPERTY AND EQUIPMENT, at cost,
 less accumulated depreciation of
 $336,283                            788,589

Goodwill, customer lists and
 covenant, net of accumulated
 amortization of $215,118            136,964

OTHER ASSETS
 Security deposits                   221,067
 Deferred taxes                       14,029
                                  ----------
      TOTAL OTHER ASSETS             235,096

      TOTAL ASSETS                 3,498,580
                                   =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued
   expenses                          646,102
  Deferred revenue                   353,721
  Customer deposits                  107,518
  Current portion of capitalized
   lease obligations                 172,073
  Current portion note payable
   - officers                        152,222
  Current portion - other notes
   payable                            12,923
                                   ---------
      TOTAL CURRENT LIABILITIES    1,444,559
                                   ---------
Capitalized lease obligations,
 net of current portion              375,538
Note payable - officers, net of
 current portion                     286,472
Deferred taxes                       137,024

STOCKHOLDERS' EQUITY
  Common stock, no par value,
   20,000,000 shares authorized;
   8,098,433 shares issued and
   outstanding                     1,287,352
  Retained Earnings                  967,635
  Less:  Treasury stock,
   3,864,088 shares at cost       (1,000,000)
                                   ---------
      TOTAL STOCKHOLDERS' EQUITY   1,254,987
                                   ---------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY       $3,498,580
                                   =========


The accompanying notes are an integral part of these financial statements.

                       CORFACTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                 Year Ended
                                                 December 31,
                                              2001         2002
                                          ------------------------
INCOME
  Net sales of telemarketing services     $6,885,053    $8,665,609
                                           ---------     ---------
      TOTAL REVENUES                       6,885,053     8,665,609
                                           ---------     ---------
DIRECT OPERATING EXPENSES                  3,668,862     4,544,626

      GROSS PROFIT                         3,216,191     4,120,983

COSTS AND EXPENSES
  Selling, general and administrative      2,246,115     3,385,328
  Depreciation and amortization              264,498       231,201
                                           ---------     ---------
      TOTAL COSTS AND EXPENSES             2,510,613     3,616,529

      INCOME FROM OPERATIONS                 705,578       504,454

      OTHER INCOME/(EXPENSE)
  Interest income                             33,129        35,501
  Interest expense                           (87,368)      (76,725)
  Impairment loss                           (188,090)      (47,324)
                                           ---------     ---------
      TOTAL OTHER INCOME/(EXPENSE)          (242,329)      (88,548)
                                           ---------     ---------
  INCOME BEFORE INCOME TAXES                 463,249       415,906

      PROVISION FOR INCOME TAXES            (177,717)     (164,986)
                                           ---------     ---------
      NET INCOME                          $  285,532    $  250,920
                                           =========     =========

BASIC EARNINGS PER COMMON SHARE           $     .035    $     .031
                                           =========     =========

AVERAGE COMMON SHARES OUTSTANDING          8,088,433     8,098,433
                                           =========     =========

DILUTED EARNINGS PER COMMON SHARE         $     .034    $     .029
                                           =========     =========
AVERAGE COMMON SHARES AND EQUIVALENTS
  OUTSTANDING                              8,394,315     8,736,847
                                           =========     =========











The accompanying notes are an integral part of these financial statements.


                       CORFACTS, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE TWO YEARS ENDED DECEMBER 31, 2002





                      Number    Common     Treasury    Retained
                    of Shares    Stock       Stock     Earnings        Total
-----------------------------------------------------------------------------
Balance
 January 1, 2001   8,088,433  $1,285,852 $(1,000,000)   $431,183   $  717,035

Stock issued               -           -           -           -            -

Stock repurchased          -           -           -           -            -

Net income for
 the year                  -           -           -     285,532      285,532
-----------------------------------------------------------------------------
Balance,
 December 31, 2001 8,088,433   1,285,852  (1,000,000)    716,715    1,002,567

Stock issued          10,000       1,500           -           -        1,500

Stock repurchased          -           -           -           -            -

Net income for
 the year                  -           -           -     250,920      250,920
-----------------------------------------------------------------------------
Balance,
 December 31, 2002 8,098,433  $1,287,352 $(1,000,000)   $967,635   $1,254,987
=============================================================================











The accompanying notes are an integral part of these financial statements.

                      CORFACTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Year Ended
                                                         December 31,
                                                     2001          2002
                                                ---------------------------
 Cash flows from operating activities:
  Cash received from customers                  $6,333,275      $8,876,299
  Cash paid to employees and suppliers          (5,605,277)     (7,996,755)
  Interest received                                 39,281          31,122
  Interest expense                                 (87,368)        (76,725)
  Income taxes (paid) received                     116,569        (316,410)
                                                 ---------       ---------
    Net cash provided by operating activities      796,480         517,531
                                                 ---------       ---------
Cash flows from investing activities:
  Redemption (purchase) of restricted
   certificates of deposit                          31,017               -
  Purchase of equipment                            (70,429)        (82,868)
                                                 ---------       ---------
    Net cash used in investing activities          (39,412)        (82,868)
                                                 ---------       ---------
Cash flows from financing activities:
  Purchase of certificates of deposit             (356,792)     (1,905,992)
  Redemption of certificates of deposit                  -       1,247,116
  Repayment of capitalized lease obligations      (172,416)       (295,095)
  Notes receivable repayments                       19,525          14,233
  Repayment of note payable - stockholder          (59,501)       (173,092)
  Common stock issued                                    -           1,500
  Repayment of other notes payable                 (40,083)        (29,320)
                                                 ---------       ---------
    Net cash used in financing activities         (609,267)     (1,140,650)
                                                 ---------       ---------
Net increase (decrease) in cash and cash
  equivalents                                      147,801        (705,987)

Cash and cash equivalents - beginning of period    875,348       1,023,149
                                                 ---------       ---------
Cash and cash equivalents - end of period	$1,023,149	$  317,162
                                                 =========       =========

Reconciliation of net income to net cash provided
 by operating activities:
 Net income                                     $  285,532      $  250,920
Adjustments:
  Impairment loss                                  188,090          47,324
  Depreciation and amortization                    264,498         231,201
  Bad debts provision                               49,640          77,485
  Deferred income taxes                             30,217          69,304
Changes in assets and liabilities:
  Decrease in inventory                             40,986               -
  Decrease other receivable - tax lien interest      3,655               -
  (Increase) decrease in interest receivable         6,158          (4,379)
  (Increase) decrease in accounts receivable)     (654,707)        122,990
  Increase in accounts payable and accrued
   expenses                                        155,680          59,654
  Increase in deferred revenue                     175,804          54,421
  (Increase) decrease in security deposits           5,226        (161,084)
  (Increase) decrease in prepaid expenses and
   other current assets                              4,873         (42,856)
  Increase (decrease) in income taxes payable       99,063         (99,063)
  Increase (decrease) in customer deposits         (23,235)         33,279
  (Increase) decrease in prepaid income taxes      165,000        (121,665)
                                                 ---------       ---------
    Net cash provided by operating activities   $  796,480      $  517,531
                                                 =========       =========

The accompanying notes are an integral part of these financial statements.


                    CORFACTS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Corfacts, Inc. was organized on June 29, 1983. The Company through its subsidiaries are providers of inbound and outbound telemarketing services, primarily to chiropractors, publishing, financial services, telecommunications and utilities industries throughout the United States.

On December 31, 1996 the Company acquired Metro Marketing, Inc. a New Jersey Corporation through the issuance of 3,904,088 shares of its common stock plus a promissory note for $ 151,385.

SIGNIFICANT CUSTOMER

The Company is dependent on a major customer which accounted for more than 31% of sales in 2001 and 14.5% in 2002. Sales to this customer were $2,135,589 and $1,254,961 for the years ended 2001 and 2002. Accounts receivable from this customer totaled $584,976 and $49,745 at December 31, 2001 and 2002 respectively. The loss of this client could have a materially adverse affect on the Company's business. As of March 31, 2003, the Company has not had any sales to this customer.

Principles of Consolidation

The accompanying consolidated balance sheets as of December 31, 2002 includes the accounts of the Company and the its wholly owned subsidiaries, Metro Marketing, Inc. and Warranty Warehouse.com, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Property and Equipment

Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using straight-line and accelerated methods over the five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations in 2001 and 2002 was $264,498 and $231,201 respectively.


                    CORFACTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Goodwill and other Intangible assets

Goodwill, non-compete covenants, and customer lists resulting from the Company's business combinations are amortized over their estimated useful lives which range from 5 to 20 years using the straight-line method and are periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Amortization expense charged to operations for 2001 and 2002 was $45,391 and $45,391 respectively.

Revenue Recognition

The Company's revenues are derived mainly from providing telemarketing services on a flat fee and hourly basis. Revenues are recognized when earned based upon standard billing rates charged by the hours worked or based upon completion of contracted terms. Corresponding expenses were recorded for all hours included in revenue.

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

Certificates of Deposit: The carrying amount approximates fair value because of the short period to maturity of the instruments.

Notes Receivable: The fair value of notes receivable is estimated based on discounted cash flows using a current risk weighted interest rate.

Long-term Debt: The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.

                    CORFACTS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Financial Instruments - (Continued)

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

During 2001 customer lists and goodwill were reviewed for impairment due to continuing decline in revenues, in that particular business line and managements decision to consolidate its office space. Customer lists and goodwill with a carrying value of $82,321 have been reduced to $0.

In addition idle property and equipment related to the Paramount and EZ Connection Answering Service with a carrying value of $105,769 have been reduced to $0.

The write off of customer lists and goodwill are included in the 2001 income statement as impairment loss.

In January 2003, the Company and its subsidiaries began to move its corporate headquarters to new facilities as a result it was determined that the existing furniture, fixtures and some telephone equipment were obsolete and would be disposed of. Management estimates the cost of removal and disposal of these assets to be approximately $10,000. The write off of furniture, fixtures and telephone equipment are included in the 2002 income statement as impairment loss.

Schedule of Non Cash Investing and Financing Activities

                                                  2002

Assets acquired under capital leases           $480,383


Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs during the period ended December 31, 2001 and 2002 amounted to $65,818 and $81,427 respectively.

Comprehensive Income

There were no items of other comprehensive income in 2001 and 2002 and thus, net income is equal to comprehensive income for each year presented.

                    CORFACTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Stock based compensation -

Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

New Accounting Pronouncements -

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

                   CORFACTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

New Accounting Pronouncements (Continued)

Effective January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS 142 eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of fair market value to carrying value). Fair value is estimated using the present value of expected future cash flows and other measures. The adoption of SFAS No. 141 and 142 did not have a material impact on our financial statements.

NOTE 2 - BUSINESS COMBINATIONS

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

                                                     Form of Consideration and
Acquired Companies           Consideration Date      Other Notes to Acquisition
-------------------------------------------------------------------------------
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
                                                       list recorded;
                                                       contingent compensation


NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation.

                                               December 31,
                                            2001        2002
                                         -------------------------
          Furniture and fixtures        $ 131,804     $  261,340
          Equipment                       753,393        851,632
          Leasehold improvements           25,988         11,900
                                          -------      ---------
                                          911,185      1,124,872

          Less: accumulated
           depreciation                  (407,322)      (336,283)
                                         --------      ---------
          Net fixed assets              $ 503,863     $  788,589
                                         ========      =========

NOTE 4 - INTEREST EXPENSE

Interest expense totaled $87,368 and $76,725 for the years ended December 31, 2001 and 2002, respectively.


                    CORFACTS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NOTES PAYABLE - STOCKHOLDER AND OTHER NOTE PAYABLE

Stockholder

On December 31, 1996 the Company partially financed the purchase of Metro Marketing, Inc. with a note to the former sole shareholder of Metro, who is presently an officer and stockholder of Corfacts for $151,385. The terms of the note is payable as follows:

During the first two years of the note, payment of interest only, at 7% per annum. Effective annual rate of this note is 7.186% made in quarterly payments. During the next 4 years, equal quarterly payments of both principal and interest until this note is paid. Corfacts, Inc. has the right to prepay this note without penalty. Should the company default on this note, the holder becomes a secured creditor. On December 31, 2002 $1,848 was outstanding on this note.

Other Notes Payable

The Company financed $108,000 of the purchase of the EZ Connection Answering Services assets with a note to the sellers. The terms of the note is payable as follows:

For four years equal monthly installments of $2,636 including interest at 8%. On December 31, 2001 $12,924 was outstanding on this note.

The Company financed $30,000 of the purchase of the Paramount Answering Service assets with a note to the sellers. The terms of the note is payable as follows:

For two years equal monthly installments of $1,343 including interest at 8%.

On December 31, 2001 $0 was outstanding on this note.

The Company financed the repurchase of 3,964,088 shares of common stock with a note to a former shareholder. The terms of the note is payable as follows:
During the first year of the note repayment of interest only at 7% per annum. Effective annual rate of this note is 7.186% made in monthly payments.
During the next 4 years equal monthly payments of both principal and interest until note is paid. The Company has the right to prepay this note without penalty. Should the Company default on this note, the holder becomes a secured creditor. This note is subordinate to all existing and future financing arrangements and is secured by substantially all of the Company's assets. On December 31, 2002, $427,951 was outstanding on this note.

Aggregate maturities required on long term debt at December 31, 2002 are as follows:

      2003    $ 181,725
      2004	166,953
      2005	166,953
               --------
     Total    $ 515,631
               ========







                       CORFACTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASES

Operating Leases

In December, 1998 the Company entered into a new lease in Freehold, NJ. The lease provides for minimum monthly rentals of $9,503 including certain operating charges through December 2001. The Company also paid $15,960 to the landlord as a security deposit.

As of January 1, 2000 the Company renegotiated this lease to December 31, 2004. The lease provides for minimum monthly rentals of $10,707 including certain operating charges through December 2004. The Company also paid $2,305 to the landlord as additional security deposit. This lease was terminated as of March 1, 2003.

In December 1999 the Company entered into a new lease for additional office space in Freehold, NJ. The lease provides for minimum monthly rentals of $2,472 including certain operating charges through November 2000. The Company also paid $4,250 to the landlord as a security deposit. As of August 2000 the Company has renewed this lease until November 2005 at $2,472 per month including certain operating charges. This lease was terminated as of March 1, 2003.

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


In February 2003 the Company entered into a new lease for office space located in Howell, New Jersey effective February 2003 and ending on February 2013.
The lease provides for minimum monthly rentals of $28,000 including certain operating charges for years one through five, $34,000 per month for years six through ten. The Company also paid $168,500 to the landlord as a security deposit.
















                      CORFACTS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASES - (Continued)

Rental expense for office space was $128,798 in 2001 and $162,802 in 2002.

The total future minimum rental payments required are as follows:

            2003           $  308,000
            2004              336,000
            2005              336,000
            2006              336,000
            2007 and
             thereafter     2,442,000
                            ---------
                           $4,094,000
                            =========

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

Following is a summary of equipment held under capital leases:

                                                      2001           2002
                                                   ---------      ----------

                                  Equipment       $ 605,534       $ 584,749
                     Furniture and fixtures          88,983         226,336
                                                    -------         -------
                                      Total         694,517         851,085

             Less: accumulated depreciation        (275,782)       (174,530)
                                                    -------         -------
                                                  $ 418,735       $ 676,555
                                                    =======         =======

Minimum future lease payments under capital leases as of December 31, 2002 for each of the next five years are as follows:

            2003	$ 223,828
            2004          172,582
            2005          124,009
            2006          113,882
            2007           70,911
                         --------
Total minimum lease
 payments                 705,212

Less amounts
 representing interest    (98,027)
                         --------
Present value of net
 minimum lease payment  $ 607,185
                         ========












                    CORFACTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASES - (Continued)

Capital Leases - (Continued)

The interest rate on capitalized leases varies from 8.1% to 16.5% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

These capital lease agreements provide for a fair market value purchase option at the end of the lease based on lessors cost of the equipment or the lease term can be renewed.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                        December 31,
                                                      2001        2002
                                                  ----------------------
             Administrative expenses            $ 565,638       $ 624,943
             Payroll tax liabilities               20,810          21,159
                                                  -------         -------
             Total                              $ 586,448       $ 646,102
                                                  =======         =======

NOTE 8 - INCOME TAXES

Deferred taxes consist of the following at:
                                                        December 31,
                                                      2001        2002
                                                  -------------------------
      Total deferred tax assets                   $  24,533       $  14,029
      Deferred tax liability                        (78,224)       (137,024)
                                                     ------         -------
      Net deferred tax assets (liability)         $ (53,691)      $(122,995)
                                                     ======         =======


The deferred tax assets are attributable to available net operating loss carryforwards and the excess amortization for financial reporting purposes over tax purposes. No valuation allowance has been calculated due to the reasonable expectation that they will be utilized.

During 2001 and 2002, a provision for taxes was recorded as computed below.

                                                     2001        2002

      Current Income Tax Provision
                                        Federal $ (116,289)     $  (60,715)
                                        State      (31,211)        (34,967)
                                                   -------          ------
                                        Total     (147,500)        (95,682)

      Deferred Tax Provision            Federal    (12,983)        (53,687)
                                        State      (17,234)        (15,617)
                                                   -------         -------
      Total Deferred tax Provision               $ (30,217)      $ (69,304)
                                                   -------         -------
      Total income tax Provision                 $(177,717)      $(164,986)
                                                   =======         =======








                       CORFACTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES - (Continued)

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is as follows:

                                         Percentage of Pretax Income
                                               2001        2002

      Tax at US statutory rates                34.0        34.0
      State income taxes, net of federal
        tax benefit                             5.9         5.9
      Other reconciling items, including
       impairment loss in 2001 and 2002        (1.5)        (.2)
                                              -----       -----
      Income tax provision                     38.4        39.7
                                              =====       =====

NOTE 9 - COMMITMENTS

As of November 17, 2001 the Company entered into a new employment agreement with its vice president. The agreement provides for annual compensation of $105,000 plus a $20,000 expense reimbursement through October 2002, with a bonus based upon 1.5% of sales in excess of $5,000,000.

As of January 1, 2002 the Company entered into a new employment agreement with its CEO. The agreement provides for annual compensation of $150,000 plus a $20,000 expense reimbursement through December 2002.

As of January 1, 2003 the Company adopted the executive bonus plan. The plan provides for bonuses to its chief executive officer of 15% of the adjusted earnings. Adjusted earnings are net income of the Company and subsidiaries before income taxes and payments to the CEO pursuant to the plan.

Covenants

As part of an agreement in 1990, when the magazine division was sold, the Company provided a covenant not to compete with the buyer for twenty (20) years whereby the Company will no longer produce magazine products in any geographic location in which the buyer or any of its subsidiaries serve.

Additionally, the former president of the Company provided a covenant not to compete individually for a period of five (5) years which has since expired.

As of October 17, 2000 as part of the vice president's employment agreement the vice president provided a covenant not to compete in any competitive activities for a period of four years.


















                        CORFACTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS

On May 9, 1988, the Company adopted an Incentive Stock Option Plan under which options to purchase an aggregate of 600,000 shares of common stock may be granted prior to May 8, 1998. This plan has expired and no options are outstanding from this plan.

On December 15, 1997 the Company adopted the 1997 incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to December 15, 2008 at an option price to be determined at the date of grant. In December 1998 and January 1999, 10,000 and 96,000 options at $.15, respectively, were granted under this plan. In January 1999 the CEO and vice president were granted 100,000 options to purchase the Company stock at $.12 for a period of 10 years through January 2009. During 2000, 444,000 options were canceled under this plan. As of December 31, 2000 there are 870,000 outstanding options under this plan. During the year ended December 31, 2000, 12,000 shares were exercised under this plan. During 2001, 70,000 options were canceled under this plan. During 2002 34,000 options were canceled under this plan. As of December 31, 2002 there are 776,000 outstanding options under this plan.

On October 22, 1999 the Company adopted the 1999 incentive stock option plan under which options to purchase an aggregate of 1,200,000 shares of common stock may be granted prior to August 31, 2009 at 100% of the fair market value on the date the option is granted. During 1999, 100,000 options at $.85 and 95,000 options at $.83, respectively, and during 2000 220,000 options with a weighted average exercise price of $.64 were granted under this plan. During 2001 160,000 options with a weighted average exercise price of $.15 were granted under this plan. During 2000, 215,000 options were canceled under this plan. No compensation expense for 2001 and 2002 was recorded as the grant price equaled the market price on the date of each grant. During 2002
 360,000 options with a weighted average exercise price of $.22 were granted under this plan. During 2002 104,000 options were canceled under this plan. As of December 31, 2002 there are 590,000 outstanding options. To date no shares have been exercised under this plan.

A summary of the stock option activity for the years ended December 31, 2001 and 2002, including options subject to the terms of the Plans and fixed priced non-qualified options, is set forth below:

                                               Weighted
                                 Number of     Average
                                 Options       Exercise Price
---------------------------------------------------------------------
Outstanding at January 1, 2001   1,070,000       .22
                       Granted     160,000       .15
                     Exercised           0       .00
                      Canceled    (110,000)      .43
                                 ---------      ----
Outstanding at December 31, 2001 1,120,000       .21

                       Granted     360,000       .22
                     Exercised     (10,000)
                      Canceled    (104,000)      .44
                                 ---------      ----
Outstanding at December 31, 2002 1,366,000    $  .19
                                 =========      ====

Exercisable at December 31, 2002 1,366,000    $  .19
                                 =========      ====


The fair value of options granted in 2000 and 2001 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 124% and 117% in 2001 and 2002, respectively, risk-free interest rate ranging from 5.5% to 6.0% and expected option life of 3 years.

                   CORFACTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS - (Continued)

The per share weighted-average fair value of stock options granted during 2001 and 2002 was $.15 and $.22, respectively. The per share weighted average remaining life of the options outstanding at December 31, 2001 and 2002 is 8.1 and 8.1 years, respectively.

The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net income, net of the income tax effect, for 2001 and 2002 would have been decreased to the pro forma amounts shown below.

                                           December 31,
                                      2001            2002
                                    -------------------------
       Net Income (Loss):
         As reported                $285,532        $250,920
         Pro forma                  $285,532        $250,920

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

The CEO and vice president received $52,521 of interest in 2001 and $36,860 in 2002 for the notes payable discussed in Note 6.

The Company has periodically provided working capital loans to Ford Publishing, Inc., the purchaser of the information division. The interest rate was 10% and the term was generally ninety days. During 1993 these transactions were combined in a form of a credit line with interest at 12% which had a balance outstanding at December 31, 2001 and 2002 of $9,186 and $(1,000), respectively. This note is collateralized by the accounts receivable and inventory of Ford Publishing, Inc.

The Company assists in the collection of Ford Publishing's credit card sales. During 2001 and 2002 the Company collected $44,104 and $55,209 respectively, net of related bank charges for Ford Publishing. These funds were used to pay back the working capital loans given to Ford Publishing during the year.

Included in accrued expenses is $135,000 in unpaid bonuses to the Company's president. To date the president has elected to defer these bonuses to future periods.


















                      CORFACTS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - CONCENTRATIONS OF CREDIT RISK

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

The Company places its temporary cash investments and non-interest bearing deposits with financial institutions with balances in excess of the FDIC insured limits. Management has attempted to reduce its credit risk by placing its certificates of deposit approximating $100,000 each in various financial institutions in the United States. Consequently, in management's opinion, no significant concentrations of credit risk exists for the corporation. On December 31, 2001 and 2002, $336,483 and $107,192 of cash and interest bearing deposits exceeded FDIC insured limits respectively.

Other Receivables

Municipal tax liens subject the company to the potential loss of investment. If the company is forced to foreclose on the real estate listed as collateral there is a potential for total loss from the investment if the property cannot be sold.

NOTE 13 - RETIREMENT PLAN

The company maintains a 401(k) profit sharing plan that covers substantially all employees of the company and its subsidiaries who have completed one year of service and have attained age 20. The Company may make discretionary matching contributions equal to a percentage of the amount of the employee's salary reduction amount. The Company may also make discretionary contributions in addition to the matching provision above. All required contributions have been provided for and funded when due. The 401(k) plan expense totaled
$12,933 in 2001 and $11,008 in 2002.

NOTE 14 - COMMON STOCK

In connection with the acquisition of Metro Marketing in December 1996, 3,904,088 shares of common stock were issued to the shareholder of Metro and current president of the Company.

Reserved Shares

1,366,000 stock options are outstanding on December 31, 2002. See note 12.













                     CORFACTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - TREASURY STOCK

Treasury stock is shown at cost, and in 2002 consists of 3,864,088 shares of common stock.

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

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments as of December 31 are as follows:

Non trading instruments
                                   Carrying  Amount           Fair Value
                                    2001      2002          2001       2002
                                  ------------------      ------------------
      Assets:
      Cash and equivalents      $1,379,941  $  317,162  $1,379,941 $  317,162
      Certificates of deposit            -   1,015,668           -  1,015,668
      Interest receivable            3,491       7,870       3,491      7,870
      Notes receivable              14,233                  13,233

      Liabilities
        Note payable officers      611,786     438,694     611,786    438,694
        Other notes payable         42,243      12,923      42,243     12,923


NOTE 17 - LEGAL PROCEEDINGS

Legal Proceedings

The Company is subject to occasional lawsuits and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's consolidated financial position.




















                      CORFACTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - EARNINGS PER SHARE OF COMMON STOCK

The following reconciles amounts reported in the financial statements:

For the year ended December 31,                       2001        2002

Weighted-average number of shares on which earnings per share calculations are based:

Basic                                              8,088,443	8,098,433
Add - incremental shares under stock
  option plans                                       305,872      638,414
                                                   ---------    ---------
Assuming dilution                                  8,394,315    8,736,847
                                                   =========    =========

Net income applicable to common stockholders      $  285,532   $  250,920
                                                   =========    =========

Net income on which diluted earnings
 per share is calculated                          $  285,532   $  250,920
                                                   =========    =========
Earnings per share of common stock:

Basic                                             $     .035   $     .031
                                                   =========    =========

Assuming dilution                                 $     .034   $     .029
                                                   =========    =========

Stock options to purchase 220,000 and 160,000 common shares in 2001 and 2002, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore the effect would have been antidilutive.












                             SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2003             Corfacts, Inc.


                           By:

                           /s/ Ariel Freud
                           -------------------------------------------------
                           Ariel Freud, Chief Executive and Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2003             Corfacts, Inc.

                           By:

                           /s/ Ariel Freud
                           -------------------------------------------------
                           Ariel Freud, Chief Executive and Financial Officer




                                * * * * * * *

                                                                  EXHIBIT 99

Section 906 Certification:

I, Ariel Freud, certify that:

      1.  I have reviewed this annual report on Form 10-KSB of Corfacts, Inc.;
      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
      3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
      5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003           /s/ Ariel Freud
                                -----------------------------
                                Ariel Freud, Chief Executive
                                and Financial Officer

EXHIBIT 99: SECTION 906 CERTIFICATION

The undersigned officers certify that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Corfacts, Inc. A signed original of this written statement required by Section 906 has been provided Corfacts, Inc. and will be retained by Corfacts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Date:  April 15, 2003           /s/ Ariel Freud
                                -----------------------------
                                Ariel Freud, Chief Executive
                                 and Financial Officer