Form 10QSB
period 2003-03-31
CORFACTS INC
filed 2003-05-21
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-QSB


(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED     March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM           TO



                    COMMISSION FILE NUMBER  0-17394

                     CORFACTS INC. AND SUBSIDIARIES
    ---------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

          New Jersey                              22-2478379
  -------------------------------           ----------------------
  (State or other jurisdiction of           (I.R.S. Employer ID No.)
   incorporation or organization)

                2323 Highway 9 North, Howell, NJ   07731
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

                                             File Number
                                               0-17394

                     Corfacts, Inc. & Subsidiaries
                             Form 10-QSB
                            March 31, 2003

                                INDEX

PART I - FINANCIAL INFORMATION                                PAGE

    Item 1.  Financial Statements

     Condensed Consolidated Balance Sheet at March 31, 2003    3.

     Condensed Consolidated Statements of Operations for the
       three months ended March 31, 2003 and 2002              4.

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 2003 and 2002              5.
     Notes to Condensed Consolidated Financial Statements      6.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                              9.


PART II - OTHER INFORMATION                                   11.

Item 1.  Legal Proceedings                                    11.

Item 2.  Changes in Securities                                11.

Item 3.  Defaults Upon Senior Securities                      11.

Item 4.  Submission of Matters to a Vote of Security holders  11.

Item 5.  Other Information                                    11.

Item 6.  Exhibits and Reports on Form 8-K                     11.

Signatures                                                    12.

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                        CORFACTS, INC. & SUBSIDIARIES
                                BALANCE SHEET
                                 (Unaudited)
                                March 31, 2003
        ASSETS
Current Assets
 Cash and cash equivalents                        $  259,197
 Certificates of deposit                             758,997
 Interest receivable                                   5,664
 Accounts receivable, net of allowance for
   bad debts of $127,531                             762,757
 Prepaid expenses and other current assets           219,332
 Prepaid income taxes                                113,638
 Other receivable municipal tax liens and
 Accrued interest net of estimated
 Disposition costs of $6,155                               -
                                                   ---------
 Total Current Assets                              2,119,585
                                                   ---------
Property and equipment, at cost,
  less accumulated depreciation of $393,554          815,926
Goodwill and customer lists, and covenant, net of
 accumulated amortization of $223,986                128,097

Other assets
  Security deposits                                  217,583
  Deferred taxes                                     111,200
                                                   ---------
      Total Other Assets                             328,783
                                                   ---------
 TOTAL ASSETS                                     $3,392,391
                                                   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses            $  786,860
 Deferred revenue                                    450,466
 Customer deposits                                    21,148
 Current portion of note payable - officers          143,970
 Current portion of note payable - other               5,221
 Current portion of capitalized lease obligations    169,523
                                                   ---------
 Total Current Liabilities                         1,577,188
                                                   ---------
Capitalized lease obligations, net of
  current portion                                    378,662
Note payable - officer, net of current portion       249,532
Deferred Taxes                                       124,900
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 8,098,433 shares issued and
   outstanding in 2003                             1,287,352
Retained earnings                                    774,757
Less: Treasury stock, 3,864,088 shares at cost    (1,000,000)
                                                   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,062,109
                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $3,392,391
                                                   =========

See notes to consolidated financial statements.

                     CORFACTS, INC. & SUBSIDIARIES
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                                            Three months ended
                                                 March 31,
                                             2002        2003
                                           ----------------------

Revenue:
 Net sales of telemarketing services     $ 2,500,307  $ 1,795,476
                                           ---------    ---------
     Total revenues                        2,500,307    1,795,476
                                           ---------    ---------

Direct operating expenses                  1,250,797    1,114,068
                                           ---------    ---------
     Gross Profit                          1,249,510      681,408

Costs & expenses:
 Selling, general & administrative           785,445      893,017
 Depreciation and amortization                52,326       67,623
                                           ---------    ---------
     Total costs & expenses                  837,771      960,640

     Income (loss) from operations           411,739     (279,232)

Other income/(expense)
 Interest income                               8,406        5,219
 Interest expense                            (19,083)     (20,129)
                                           ---------    ---------
     Total other income/(expense)            (10,677)     (14,910)
                                           ---------    ---------
Income before income taxes                   401,062     (294,142)

(Provision for)/benefit from income taxes   (162,800)     101,268
                                           ---------    ---------
     Net income (loss)                   $   238,262  $  (192,874)
                                           =========    =========

Basic earnings (loss) per common share      $   .029  $     (.024)
                                           =========    =========

Weighted Average common shares outstanding 8,088,433    8,098,433
                                           =========    =========

Diluted earnings (loss) per common share    $   .028  $     (.024)
                                           =========    =========
Weighted Average common shares and equivalents
  outstanding for diluted earnings
  per common share                         8,470,933    8,098,433
                                           =========    =========






See notes to the consolidated financial statements.

                      CORFACTS, INC. & SUBSIDIARIES
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                          Three months ended
                                               March 31,
                                           2002         2003
                                         ---------------------
Cash flows from operating activities:
  Net income                             $ 238,262    $(192,874)
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization             53,326       67,623
  Bad debts provision                        7,500       17,500
  Deferred income taxes                      5,400     (109,295)

  Accounts receivable                      271,696       36,327
  Interest receivable                       (2,925)       2,206
  Prepaid Income Taxes                           -        8,027
  Prepaid expense and other current
   assets                                  (49,664)    (158,355)
  Accounts payable and accrued expenses    (80,198)     140,758
  Deferred revenue                         (36,300)      96,745
  Customer Deposits                        (34,239)     (86,370)
  Income taxes payable                     (62,554)           -
                                          --------      -------
Net cash provided by operating
   activities                              309,304     (177,708)
                                          --------      -------


Cash flows used in investing activities:
  Purchase of equipment                    (13,688)     (13,482)
                                          --------     --------
Net cash provided by (used in) investing
   activities                              (13,688)     (13,482)
                                          --------     --------

Cash flows from financing activities:
  Notes receivable advances                 12,717            -
  (Purchase)redemption of certificates
   of deposit                                  -        256,671
  Repayment of note to shareholder         (42,148)     (45,192)
  Repayment of acquisition notes            (7,113)      (7,702)
  Repayment of capitalized lease
   obligations                             (49,884)     (70,552)
  Net cash used in financing              --------     --------
   activities                              (86,428)     133,225
                                          --------     --------

Net increase (decrease) in cash and
 Cash equivalents                          209,188      (57,965)
Cash and cash equivalents at
 beginning of period                     1,379,941      317,162
                                         ---------     --------
Cash and cash equivalents at
 end of period                          $1,589,129   $  259,197
                                         =========     ========




See notes to the consolidated financial statements.

                         CORFACTS, INC. & SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (Unaudited)

OVERVIEW

Corfacts, Inc., through its wholly owned subsidiaries, is a full service telemarketing company, providing traditional outgoing call services and customized marketing programs.

The Company specializes in providing telemarketing services for many industries, including the medical profession. By offering an initial consultation to local patrons, existing or new practices contract with us to
find new customers.   We offer calling programs based on hours or on the
number of patients the customer is looking to reach. Our initial program is normally a guaranteed program whereby the client's area is tested to see the effectiveness of this type of marketing program. If the area is successful, many clients continue with our services, customizing their monthly marketing to meet their individual budget. If the program is not a success in that particular geographic area, the customer is issued a pro-rated refund for those patients we were not able to provide them. We believe that this is the most effective marketing dollar offered unlike an ad in any other medium which provides no guarantee.

The Company provides similar services to mortgage brokers, providing different size programs that guarantee the broker with interested homeowners with qualified criteria for refinancing.

The Company has also done extensive telemarketing for the publishing, cable and utility industries, providing services that meet reporting requirements that are mandated by their industry.

Revenues are recognized when earned based upon standard billing rates charged by for hours worked or based upon completion of contracted terms. During the first quarter ended March 31, 2003, the company has expanded its telemarketing services to include the sale of warranty contracts. Revenues and expenses from the sale of these contracts are recognized ratably over the contract period.

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 2002.

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

Earnings per share - The Company computes earnings per share in accordance with Statements of Financial Accounting Standards (SFAS) No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts resulted in the issuance of common stock that

                        CORFACTS, INC. & SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                March 31, 2003
                                 (Unaudited)


then shared in the earnings of the entity. Options to acquire 654,429 shares of common stock for the three months ended March 31, 2003 were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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

New Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases, "to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

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

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a

                     CORFACTS, INC. & SUBSIDIARIES
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 2003
                                (Unaudited)

material impact on the Company's financial conditions or results of operations.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the President and shareholder of the Company and bears a rate of 7%. During the three months ended March 31, 2003 and 2002, interest expense on this note was $0 and $732, respectively. This note was fully satisfied in January 2003.

The Note Payable generated by the Repurchase of Shares from the Vice President bears an interest rate of 7%. During the three months ended March 31, 2003 and 2002, interest expense on this note was $7,289 and $9,611, respectively.

NOTE 3 - INCOME TAXES

The Company and its wholly owned subsidiaries file a consolidated Federal income tax return. Corfacts uses the asset and liability method in providing income taxes on all transactions that have been recognized in the consolidated financial statements. The asset and liability method required that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other Changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Deferred taxes consist of the following at:

                                  March 31, 2003
                                  --------------
Total deferred tax assets            $ 111,200
Less: Valuation allowance                    -
Deferred tax liability                (124,900)
                                       -------
Net deferred tax liability           $( 13,700)
                                       =======

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at March 31, 2003 and March 31, 2002 is as follows:

                                        Percentage of
                                        Pretax income
                                       2003        2002
                                      ------------------

Tax at US statutory rates             34.0 %      34.0 %
State income taxes, net of
 federal tax benefit                   6.0 %       6.0 %
Other adjustments                    (40.0)%        .6 %
                                      ----        ----
Income tax provision                  00.0 %      40.6 %
                                      ====        ====

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK

The following reconciles amounts reported in the financial statements:

For the three months ended March 31,                2002        2003
                                                 ---------------------
Weighted-average number of shares on which earnings (loss) per share calculations are based:

Basic                                            8,088,433   8,098,433
Add - incremental shares under stock
option plans                                       382,500           0
                                                 ---------   ---------
Assuming dilution                                8,470,933   8,098,433
                                                 =========   =========
Net income (loss) applicable to
common stockholders                             $  238,262  $ (192,874)
                                                 =========   =========
Net income (loss) on which diluted earnings
per share is calculated                         $  238,262  $ (192,874)
                                                  ========   =========
Earnings (loss) per share of common stock:

Basic                                           $     .029  $    (.024)
                                                  ========   =========

Assuming dilution                               $     .028  $    (.024)
                                                  ========   =========


Stock options to purchase 220,000 and 375,000 common shares in 2003 and 2002 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore the effect would have been antidilutive. Options to acquire 654,429 shares of common stock for the three-month period ended March 31, 2003 were excluded from the calculation of diluted earnings per share because of their anit-dilutive effect.

                          CORFACTS, INC. & SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

The Company is reporting a net loss of $192,874 on total revenues of $1,795,476 for the three months ended March 31, 2003 as compared to net income of $238,262 on total revenues of $2,500,307 for the comparable three months ended March 31, 2002. The decrease in sales of $704,831 for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 is attributable to many factors. The Company completed a project for a major customer in the third quarter of 2002. Sales for this customer in the first quarter of 2003 were $1,476 as compared to $692,892 for the quarter ended March 31, 2002. In addition to the completion of work for this customer, the move to the new corporate headquarters, as mentioned below, affected new sales during the month of February 2003.

Basic loss per share for the three months ended March 31, 2003 was $0.024 as compared to basic earnings per share of $0.029 for the same period in 2002.

Selling, general and administrative costs were $893,017 for the three months ended March 31, 2003 as compared to $785,445 for the three months ended March
31, 2002.   Selling, general and administrative expenses increased by
$107,572 due to numerous factors. The Company moved its corporate headquarters during the first quarter of 2003 and incurred approximately $50,000 in one-time moving expenses related to this move. In addition to this, the increase in the monthly rent in the new location contributed approximately $42,000 in the comparison to costs for the first quarter of 2002. The Company has consolidated all offices into this one location, providing management with the ability to fully monitor all operations on a daily basis.

Depreciation and amortization expense for the three months ended March 31, 2003 was $67,623 as compared to $52,326 for the same period in 2002. Depreciation and amortization expense increased $15,297 for the period as compared to the three months ended March 31, 2002 mainly due to the purchase of new equipment and furniture related to the move to the new location.

The Company recorded $5,219 in interest income for the three months ended March 31, 2003 as compared to interest income of $8,406 for the same period last year.

Interest expense for the three months ended March 31, 2003 was $20,129 as compared to $19,083 for the three months ended March 31, 2002.

                      CORFACTS, INC. & SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $542,397 at March 31, 2003, as compared to $893,372 at December 31, 2002. The loss incurred during the first quarter of 2003 has decreased working capital by $350,975.


FORWARD LOOKING AND OTHER STATEMENTS

Forward looking statements above and elsewhere in this report are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of Corfacts, Inc. and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results of Corfacts, Inc. and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that Corfacts, Inc. and its Board have correctly identified and assessed all of the factors affecting the Company's business.

ITEM 3. CONTROLS AND PROCEDURES

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

         99   Section 906 Certification

                                SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2003                  /s/ Ariel Freud
                              -------------------
                              Ariel Freud
                              President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 20, 2003                  /s/ Ariel Freud
                              ------------------
                              Ariel Freud
                              President, Chairman

 																			EXHIBIT 99

Section 906 Certification:

I, Ariel Freud, certify that:

      1.  I have reviewed this annual report on Form 10-QSB of Corfacts, Inc.;
      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
      3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
      5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 20, 2003             /s/ Ariel Freud
                                -----------------------------
                                Ariel Freud, Chief Executive
                                and Financial Officer


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


Date:  May 20, 2003             /s/ Ariel Freud
                                -----------------------------
                                Ariel Freud, Chief Executive
                                 and Financial Officer