Form 10QSB
period 2003-06-30
CORFACTS INC
filed 2003-08-14
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-QSB


(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER  0-17394


                         CORFACTS INC. AND SUBSIDIARIES
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           New Jersey                              22-2478379
  -------------------------------           ------------------------
  (State or other jurisdiction of           (I.R.S. Employer ID No.)
   incorporation or organization)

                     2323 Hwy. 9 No., Howell, NJ  07731
              ---------------------------------------------
                 (Address of principal executive offices)

   Registrant's telephone number, including area code: (800) 696-7788


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
and (2) has been subject to such filing requirements for the past 90
days.       Yes [X]  No [ ]

Transitional Small Business Disclosure Format: Yes [ ]  No [X]


Registrant had 8,098,433 shares of Common Stock, no par value, outstanding on June 30, 2003

                                                            File Number
                                                               0-17394

                       Corfacts, Inc. & Subsidiaries
                                Form 10-QSB
                               June 30, 2003

                                   INDEX

PART I - FINANCIAL INFORMATION                            PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheet at June 30, 2003             3.

     Consolidated Statements of Operations for the
       three months and six months ended
       June 30, 2003 and 2002                                4.

     Consolidated Statements of Cash Flows for the
       three months and six months ended
       June 30, 2003 and 2002                                5.
     Notes to Consolidated Financial Statements              6.

    Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                           10.

PART II - OTHER INFORMATION                                 13.

Item 1.  Legal Proceedings                                  13.

Item 2.  Changes in Securities                              13.

Item 3.  Defaults Upon Senior Securities                    13.

Item 4.  Submission of Matters to a Vote of
          Securityholders                                   13.

Item 5.  Other Information                                  13.

Item 6.  Exhibits and Reports on Form 8-K                   13.

Signatures                                                  14.

                      PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                         CORFACTS, INC. & SUBSIDIARIES
                                BALANCE SHEET
                                 (Unaudited)
                                June 30, 2003
        ASSETS
Current Assets
 Cash and cash equivalents                        $  438,968
 Certificates of deposit                             623,366
 Interest receivable                                   6,215
 Accounts receivable, net of allowance for
  bad debts of $104,709                            1,006,980
 Prepaid expenses and other current assets           308,187
 Deferred contract cost                              135,204
 Prepaid income tax                                  113,806
 Other receivable municipal tax liens including
  accrued interest net of estimated
  disposition costs of $6,155                              -
                                                   ---------
 Total Current Assets                              2,632,726
                                                   ---------
Property and equipment, at cost,
  less accumulated depreciation of $452,357          757,123
Goodwill and customer lists, and covenant, net of
 accumulated amortization of $232,854                119,229

Other assets
  Security deposits                                  194,694
  Deferred taxes                                     177,900
  Deferred contract cost                             330,034
                                                   ---------
      Total Other Assets                             702,628
                                                   ---------
 TOTAL ASSETS                                     $4,211,706
                                                   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses            $1,095,041
 Deferred revenue                                    566,272
 Customer deposits                                    21,149
 Current portion of note payable - officers          146,504
 Current portion of capitalized lease obligations    150,254
                                                   ---------
 Total Current Liabilities                         1,979,220
                                                   ---------
Capitalized lease obligations, net of
  current portion                                    343,763
Note payable - officers', net of current portion     211,942
Deferred taxes                                       146,900
Deferred revenue                                     617,094
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 8,098,433 shares issued and
   outstanding in 2003                             1,287,352
Retained earnings                                    625,435
Less: Treasury stock, 3,864,088 shares at cost    (1,000,000)
                                                   ---------
TOTAL STOCKHOLDERS' EQUITY                           912,787
                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $4,211,706
                                                   =========


See notes to consolidated financial statements.

                      CORFACTS, INC. & SUBSIDIARIES
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                              Three months ended         Six months ended
                                   June 30,                  June 30,
                               2002        2003          2002        2003

Revenue:
 Net sales of
  telemarketing services  $ 2,753,574  $ 1,788,376  $ 5,253,881  $3,583,852
                            ---------    ---------    ---------   ---------
Total revenues              2,753,574    1,788,376    5,253,881   3,583,852
                            ---------    ---------    ---------   ---------

Direct operating expenses   1,302,812    1,107,223    2,553,609   2,221,291
                            ---------    ---------    ---------   ---------
Gross Profit                1,450,762      681,153    2,700,272   1,362,561

Costs & expenses:
 Selling, general &
  administrative              812,737      793,733    1,598,182   1,686,750
 Depreciation and
  amortization                 54,782       67,671      107,108     135,294
                            ---------    ---------    --------    ---------
Total costs & expenses        867,519      861,404    1,705,290   1,822,044

Income (loss) from operations 583,243     (180,251)     994,982    (459,483)

Other income/(expense)
 Interest income                9,403        5,441       17,809      10,660
 Interest expense             (16,806)     (19,213)     (35,889)    (39,342)
                            ---------    ---------    ---------   ---------
Total other income/(expense)   (7,403)     (13,772)     (18,080)    (28,682)

Income (loss) before income
  taxes                       575,840     (194,023)     976,902    (488,165)

Provision for (benefit from)
  income taxes                227,560       44,700      390,360     145,968
                            ---------    ---------    ---------   ---------
Net income (loss)           $ 348,280  $  (149,323)  $  586,542  $ (342,197)
                            =========    =========    =========   =========

Basic earnings per common
 share                      $    .043  $     (.018)  $     .073  $    (.042)
                            =========    =========    =========   =========

Average common shares
 outstanding                8,088,433    8,098,433    8,088,433   8,098,433
                           ==========   ==========   ==========   =========

Diluted earnings per
 Common share               $    .041  $     (.018)  $     .068  $    (.018)
                           ==========   ==========   ==========   =========
Average common shares and
 Equivalents outstanding for
 diluted earnings per common
 share                      8,584,754    8,098,433    8,584,754   8,098,433
                           ==========   ==========   ==========   =========




See notes to the consolidated financial statements.

                     CORFACTS, INC. & SUBSIDIARIES
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                            Six months ended
                                                June 30,
                                            2002        2003
                                         ---------------------
Cash flows from operating activities:
  Net income (loss)                      $ 586,542    $(342,197)
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            107,108      135,294
  Bad debts provision                       15,000       37,314
  Deferred income taxes                    (14,340)    (153,995)

  Accounts receivable                      385,647      (49,976)
  Interest receivable                       (8,975)       1,745
  Prepaid income taxes                           -        7,859
  Prepaid expense and other current
   assets                                 (127,244)    (385,821)
  Other assets                             (56,000)    (481,561)
  Accounts payable and accrued expenses     70,658      448,939
  Deferred revenue                        (126,800)     829,645
  Customer Deposits                         12,761      (86,369)
                                          --------     --------
  Net cash provided by (used in)
   operating activities                    844,357      (39,123)
                                          --------     --------
Cash flows used in investing activities:
  Redemption of CD's                             -      392,302
  Purchase of equipment                    (78,696)     (13,482)
                                          --------     --------
  Net provided by (used in) investing
   activities                              (78,696)     378,820
                                          --------     --------
Cash flows from financing activities:
  Notes receivable advances                 18,065            -
  Repayment of note to shareholder         (85,039)     (80,248)
  Repayment of acquisition notes           (14,367)     (12,923)
  Repayment of capitalized lease
   obligations                            (106,262)    (124,720)
  Net cash used in financing              --------      --------
   activities                             (187,603)    (217,891)
                                          --------      --------
Net increase (decrease) in cash and
 Cash equivalents                          578,058       121,806
Cash and cash equivalents at
 beginning of period                     1,379,941       317,162
                                         ---------     ---------
Cash and cash equivalents at
 end of period                          $1,957,999   $   438,968
                                         =========     =========





See notes to the consolidated financial statements.

                      CORFACTS, INC. & SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 30, 2003
                                  (Unaudited)

OVERVIEW

Corfacts, Inc., through its wholly owned subsidiaries, is a full service telemarketing company, providing traditional outgoing call services and customized marketing programs.

The Company specializes in providing telemarketing services for many industries, including the medical profession. By offering aninitial consultation to local patrons, existing or new practices contract
with us to find new customers.   We offer calling programs based on hours or
on the number of patients the customer is looking to reach. Our initial program is normally a guaranteed program whereby the client's area is tested to see the effectiveness of this type of marketing program. If the area is successful, many clients continue with our services, customizing their monthly marketing to meet their individual budget. If the program is not a success in that particular geographic area, the customer is issued a pro-rated refund for those patients we were not able to provide them. We believe that this is the most effective marketing dollar offered unlike an ad in any other medium which provides no guarantee.

The Company provides similar services to mortgage brokers, providing different size programs that guarantee the broker with interested homeowners with qualified criteria for refinancing.

The Company has also done extensive telemarketing for the publishing, cable and utility industries, providing services that meet reporting requirements that are mandated by their industry.

Revenues are recognized when earned, based upon standard billing rates charged for hours worked or based upon completion of contracted terms. During the six months ended June 30, 2003, the company has expanded its telemarketing services to include the sale of warranty contracts. Revenues and expenses from the sale of these contracts are recognized ratably over the contract period.

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 2002.

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

Earnings per share - The Company computes earnings per share in accordance with Statements of Financial Accounting Standards (SFAS) No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts resulted in the issuance of common stock that then shared in the earnings of the entity. Options to acquire 654,429 shares of common stock for the six months ended June 30, 2003 were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial conditions or results of operations.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the President and shareholder of the Company and bears a rate of 7%. During the six months ended June 30, 2003 and 2002, interest expense on this note was $0 and $1,286 respectively. This note was fully satisfied in January 2003.

The Note Payable generated by the Repurchase of Shares from the Vice President bears an interest rate of 7%. During the six months ended June 30, 2003 and 2002, interest expense on this note was $14,030 and $18,657 respectively.

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

Deferred taxes consist of the following at:
                                   June 30, 2003
                                  --------------
Total deferred tax assets            $ 177,900
Less: Valuation allowance                    -
Deferred tax liability                (146,900)
                                       -------
Net deferred tax liability           $  31,000
                                       =======

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at June 30, 2003 and June 30, 2002 is as follows:

                                        Percentage of
                                        Pretax income
                                       2003        2002
                                      ------------------
Tax at US statutory rates             34.0 %      34.0 %
State income taxes, net of
 federal tax benefit                   6.0 %       6.0 %
Other adjustments                    (40.0)%      (1.0)%
                                      ----        ----
Income tax provision                  00.0 %      39.0 %
                                      ====        ====


NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK

The following reconciles amounts reported in the financial statements:

For the six months ended June 30,                     2002         2003
                                                   -----------------------

Weighted-average number of shares on which earnings (loss) per share calculations are based:

Basic                                               8,098,433     8,098,433
Add - incremental shares under stock
 option plans                                         496,321             -
                                                    ---------     ---------
Assuming dilution                                   8,584,754     8,098,433
                                                    =========     =========
Net income (loss) applicable to
common stockholders                                $  586,542   $  (342,197)
                                                    =========     =========

Net income (loss) on which diluted earnings
per share is calculated                            $  586,542   $  (342,197)
                                                    =========     =========
Earnings (loss) per share of common stock:

Basic                                              $     .073   $     (.042)
                                                    =========     =========

Assuming dilution                                  $     .068   $     (.042)
                                                    =========     =========


Stock options to purchase 275,000 and 170,000 common shares in 2003 and 2002 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore the effect would have been antidilutive. Options to acquire 1,131,000 shares of common stock for the six-month period ended June 30, 2003 were excluded from the calculation of diluted earnings per share because of their anit-dilutive effect.



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

RESULTS OF OPERATIONS

Six months ended June 30, 2003 compared to the six months ended
June 30, 2002

The Company is reporting a net loss of $342,197 on total revenues of $3,583,852 for the six months ended June 30, 2003 as compared to net income of $586,542 on total revenues of $5,253,881 for the comparable six months ended June 30, 2002.
The decrease in sales of $1,670,029 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 is attributable to many factors. The Company completed a project for a major customer in the third quarter of 2002. Sales for this customer for the six months ended June 30, 2003 were $1,476 as compared to $1,168,902 for the first six months of 2002. In addition to the completion of work for this customer, the move to the new corporate headquarters, as mentioned below, dramatically affected new sales during the first quarter of 2003.

Basic loss per share for the six months ended June 30, 2003 was $0.042 as compared to basic earnings per share of $0.073 for the same period in 2002.

Selling, general and administrative costs were $1,686,750 for the six months ended June 30, 2003 as compared to $1,598,182 for the six months ended June 30, 2002. Selling, general and administrative expenses increased by $88,568 due to numerous factors.
The Company moved its corporate headquarters during the first quarter of 2003 and incurred approximately $50,000 in one-time moving expenses related to this move. In addition to this, the increase in the monthly rent in the new location contributed approximately $88,500 in the comparison to rental expense for the first six months of 2002. The Company has consolidated all offices into this one location, providing management with the ability to fully monitor all operations on a daily basis.

Depreciation and amortization expense for the six months ended June 30, 2003 was $135,294 as compared to $107,108 for the same period in 2002. Depreciation and amortization expense increased $28,186, which was mainly attributable to depreciation expense recognized for the purchase of new equipment and furniture required for the corporate move in February 2003.

The Company recorded $10,660 in interest income for the six months ended June 30, 2003 as compared to interest income of $17,809 for the same period last year. Interest expense for the six months ended June 30, 2003 was $39,342 as compared to $35,889 for the six months ended June 30, 2002.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

The Company is reporting a net loss of $149,323 on total revenues of $1,788,376 for the three months ended June 30, 2003 as compared to net income of $348,280 on total revenues of $2,753,574 for the comparable three months ended June 30, 2002.

Basic loss per share for the three months ended June 30, 2003 was $0.018 as compared to basic earnings per share of $0.043 for the same period in 2002.

Selling, general and administrative costs were $793,733 for the three months ended June 30, 2003 as compared to $812,737 for the three months ended June 30, 2002.

Depreciation and amortization expense for the three months ended
June 30, 2003 was $67,671 as compared to $54,782 for the same period in 2002.

The Company recorded $5,441 in interest income for the three months ended June 30, 2003 as compared to interest income of $9,403 for the same period last year.

Interest expense for the three months ended June 30, 2003 was $19,213 as compared to $16,806 for the three months ended June
30, 2002.





                      CORFACTS, INC. & SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $653,506 at June 30, 2003, as
compared to $893,372 at December 31, 2002.   The losses that have
continued into the first half of 2003 have decreased cash flow by $239,866. However, the Company has taken measures during the second quarter to reduce costs and will not incur any additional one-time cash outlays related to the move to the new Corporate headquarters, which took place during the first quarter of this year.

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

                           CORFACTS, INC. & SUBSIDIARIES
                            PART II - OTHER INFORMATION

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

August 14, 2003               /s/ Ariel Freud
                              -------------------
                              Ariel Freud
                              President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 2003               /s/ Ariel Freud
                              ------------------
                              Ariel Freud
                              President, Chairman


                              EXHIBIT 99

Section 906 Certification:

I, Ariel Freud, certify that:

      1. I have reviewed this annual report on Form 10-QSB of Corfacts, Inc.;
      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
      3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:
      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
      5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  August 14, 2003          /s/ Ariel Freud
                                -----------------------------
                                Ariel Freud, Chief Executive
                                and Financial Officer



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


Date:  August 14, 2003          /s/ Ariel Freud
                                -----------------------------
                                Ariel Freud, Chief Executive
                                 and Financial Officer
                                 President, Chairman