Form 10QSB
period 2003-09-30
CORFACTS INC
filed 2003-11-19
CIK 791298

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-QSB


(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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


Registrant had 8,098,433 shares of Common Stock, no par value, outstanding on September 30, 2003

                                                            File Number
                                                               0-17394

                        Corfacts Inc. & Subsidiaries
                                Form 10-QSB
                             September 30, 2003

                                   INDEX

PART I - FINANCIAL INFORMATION                            PAGE
    Item 1.  Financial Statements

     Consolidated Balance Sheet at September 30, 2003       3.

     Consolidated Statements of Operations for the
       three months and nine months ended
       September 30, 2003 and 2002                          4.

     Consolidated Statements of Cash Flows for the
       three months and nine months ended
       September 30, 2003 and 2002                          5.

     Notes to Consolidated Financial Statements             6.

    Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   10.

PART II - OTHER INFORMATION                                12.

Item 1.  Legal Proceedings                                 12.

Item 2.  Changes in Securities                             12.

Item 3.  Defaults Upon Senior Securities                   12.

Item 4.  Submission of Matters to a Vote of
          Securityholders                                  12.

Item 5.  Other Information                                 12.

Item 6.  Exhibits and Reports on Form 8-K                  12.

Signatures                                                 13.

                      PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                         CORFACTS, INC. & SUBSIDIARIES
                                BALANCE SHEET
                                 (Unaudited)
                              September 30, 2003
        ASSETS
Current Assets
 Cash and cash equivalents                        $  699,857
 Certificates of deposit                             624,516
 Interest receivable                                   7,715
 Accounts receivable, net of allowance for
  bad debts of $123,459                            1,052,955
 Prepaid expenses and other current assets           276,625
 Deferred contract cost                              271,536
 Prepaid and refundable income tax                   229,227
 Other receivable municipal tax liens including
  accrued interest net of estimated
  disposition costs of $6,155                              -
                                                   ---------
 Total Current Assets                              3,162,431
                                                   ---------
Property and equipment, at cost,
  less accumulated depreciation of $519,243          700,386
Goodwill and customer lists, and covenant, net of
 accumulated amortization of $241,722                110,361
Other assets
  Security deposits                                  190,193
  Deferred taxes                                      13,804
  Deferred contract cost                             518,249
                                                   ---------
      Total Other Assets                             722,246
                                                   ---------
 TOTAL ASSETS                                     $4,695,424
                                                   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses            $1,417,039
 Deferred revenue                                    896,839
 Customer deposits                                    21,149
 Current portion of note payable - officers          149,083
 Current portion of capitalized lease obligations    139,585
                                                   ---------
 Total Current Liabilities                         2,623,695
                                                   ---------
Capitalized lease obligations, net of
  current portion                                    307,981
Note payable - officers', net of current portion     173,690
Deferred taxes                                       133,865
Deferred revenue                                     736,219
Stockholders' equity
 Common stock, no par value, 20,000,000 shares
   authorized; 8,098,433 shares issued and
   outstanding in 2003                             1,287,352
Retained earnings                                    432,622
Less: Treasury stock, 3,864,088 shares at cost    (1,000,000)
                                                   ---------
TOTAL STOCKHOLDERS' EQUITY                           719,974
                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $4,695,424
                                                   =========
See notes to consolidated financial statements.

                         CORFACTS, INC. & SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                              Three months ended         Nine months ended
                                September 30,              September 30
                               2002        2003          2002        2003
                            ----------------------   -----------------------
Revenue:
 Net sales of
  telemarketing services  $ 1,811,919  $ 1,738,925  $ 7,065,800  $5,322,777
                            ---------    ---------    ---------   ---------
Total revenues              1,811,919    1,738,925    7,065,800   5,322,777
                            ---------    ---------    ---------   ---------

Direct operating expenses     940,749    1,097,318    3,494,358   3,318,609
                            ---------    ---------    ---------   ---------
Gross Profit                  871,171      641,607    3,571,442   2,004,168

Costs & expenses:
 Selling, general &
  administrative              803,551      806,629    2,401,733   2,493,379
 Depreciation and
  amortization                 56,262       75,754      163,370     211,048
                            ---------    ---------    --------    ---------
Total costs & expenses        859,813      882,383    2,565,103   2,704,427

Income (loss) from operations  11,357     (240,776)   1,006,339    (700,259)

Other (income)/expense
 Interest (income)            (10,126)      (6,806)     (27,935)    (17,466)
 Interest expense              14,476       17,649       50,635      56,991
                            ---------    ---------    ---------   ---------
Total other (income)/expense    4,350       10,843       22,430      39,525

Income (loss) before income
  taxes                         7,007     (251,619)     983,909    (739,784)

(Provision for) benefit from
  income taxes                 (3,049)      58,807     (393,409)    204,775
                            ---------    ---------    ---------   ---------
Net income (loss)           $   3,958  $  (192,812)  $  590,500  $ (535,009)
                            =========    =========    =========   =========

Basic earnings (loss) per
 Common share               $    .000  $     (.024)  $     .073  $    (.066)
                            =========    =========    =========   =========

Average common shares
 outstanding                8,088,433    8,098,433    8,088,433   8,098,433
                           ==========   ==========   ==========   =========

Diluted earnings (loss) per
 Common share               $    .000  $     (.024)  $     .069  $    (.066)
                           ==========   ==========   ==========   =========
Average common shares and
 Equivalents outstanding for
 diluted earnings per common
 share                      8,593,850    8,098,433    8,593,850   8,098,433
                           ==========   ==========   ==========   =========

See notes to the consolidated financial statements.

                     CORFACTS, INC. & SUBSIDIARIES
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                            Nine months ended
                                              September 30,
                                            2002         2003
                                         ----------------------
Cash flows from operating activities:
  Net income (loss)                      $ 590,500    $(535,009)
  Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization            163,370      211,048
  Bad debts provision                       36,500       56,784
  Deferred income taxes                    (19,091)      (2,934)

  Accounts receivable                      471,474      (63,928)
  Interest receivable                       (9,800)         155
  Prepaid and refundable income taxes            -     (107,562)
  Prepaid expense and other current
   assets                                 (231,604)    (490,668)
  Other assets                             (53,451)    (716,602)
  Accounts payable and accrued expenses    (26,146)     770,937
  Deferred revenue                         (83,300)   1,279,337
  Customer Deposits                         63,261      (86,369)
                                          --------     --------
  Net cash provided by operating
   activities                              901,713      315,189
                                          --------     --------
Cash flows used in investing activities:
  Redemption of CD's                             -      391,152
  Purchase of equipment                    (78,696)     (23,631)
                                          --------     --------
  Net provided by (used in) investing
   activities                              (78,696)     367,521
                                          --------     --------
Cash flows from financing activities:
  Notes receivable advances                 17,419            -
  Repayment of note to shareholder        (128,682)    (115,921)
  Repayment of acquisition notes           (21,753)     (12,923)
  Repayment of capitalized lease
   obligations                            (159,714)    (171,171)
  Net cash used in financing              --------      --------
   activities                             (292,730)    (300,015)
                                          --------      --------
Net increase in cash and cash
 equivalents                               530,287      382,695
Cash and cash equivalents at
 beginning of period                     1,379,941      317,162
                                         ---------     ---------
Cash and cash equivalents at
 end of period                          $1,910,228   $  699,857
                                         =========     ========





See notes to the consolidated financial statements.

                      CORFACTS, INC. & SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                  (Unaudited)

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

Revenues are recognized when earned, based upon standard billing rates charged for hours worked or based upon completion of contracted terms. During the nine months ended September 30, 2003, the company has expanded its telemarketing services to include the sale of warranty contracts. Revenues and expenses from the sale of these contracts are recognized ratably over the contract period.

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-KSB for the year ended December 31, 2002.

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

                         CORFACTS, INC. & SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS (cont'd)
                              September 30, 2003
                                (Unaudited)

Earnings per share - The Company computes earnings per share in accordance with Statements of Financial Accounting Standards (SFAS) No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts resulted in the issuance of common stock that then shared in the earnings of the entity. Options to acquire 300,000 shares of common stock for the nine months ended September 30, 2003 were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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

                          CORFACTS, INC. & SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS (cont'd)
                              September 30, 2003
                                (Unaudited)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Note Payable, generated by the purchase of Metro Marketing, Inc., is payable to the President and shareholder of the Company and bears a rate of 7%. During the nine months ended September 30, 2003 and 2002, interest expense on this note was $0 and $1,660 respectively. This note was fully satisfied in January 2003.

The Note Payable generated by the Repurchase of Shares from the Vice
President bears an interest rate of 7%. During the nine months ended September 30, 2003 and 2002, interest expense on this note was $20,095 and $27,128 respectively.

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

                       CORFACTS, INC. & SUBSIDIARIES
                NOTES TO CONDENSED FINANCIAL STATEMENTS (cont'd)
                              September 30, 2003
                                 (Unaudited)

Deferred taxes consist of the following at:

                                 September 30, 2003
                                 ------------------
Total deferred tax assets            $  13,804
Less: Valuation allowance                    -
Deferred tax liability                (133,865)
                                       -------
Net deferred tax liability           $(120,061)
                                       =======
The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense at September 30, 2003 and September 30, 2002 is as follows:

                                        Percentage of
                                        Pretax income
                                       2003        2002
                                      ------------------
Tax at US statutory rates             34.0 %      34.0 %
State income taxes, net of
 federal tax benefit                   6.0 %       6.0 %
Other adjustments                    (40.0)%      (1.0)%
                                      ----        ----
Income tax provision                  00.0 %      39.0 %
                                      ====        ====

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK

The following reconciles amounts reported in the financial statements:

For the nine months ended September 30,               2002         2003
                                                   -----------------------
Weighted-average number of shares on which
earnings (loss) per share calculations are based:
Basic                                               8,098,433     8,098,433
Add - incremental shares under stock
 option plans                                         496,321             -
                                                    ---------     ---------
Assuming dilution                                   8,584,754     8,098,433
                                                    =========     =========
Net income (loss) applicable to
common stockholders                                $  590,500   $  (535,009)
                                                    =========     =========
Net income (loss) on which diluted earnings
per share is calculated                            $  590,500   $  (535,009)
                                                    =========     =========
Earnings (loss) per share of common stock:
Basic                                              $     .073   $     (.066)
                                                    =========     =========
Assuming dilution                                  $     .068   $     (.066)
                                                    =========     =========
Stock options to purchase 1,036,000 and 210,000 common shares in 2003 and 2002 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore the effect would have been antidilutive. Options to acquire 300,000 shares of common stock for the nine-month period ended September 30, 2003 were excluded from the calculation of diluted earnings per share because of their anit-dilutive effect.
                                       -9-

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

The Company is reporting a net loss of $535,009 on total revenues of $5,322,777 for the nine months ended September 30, 2003 as compared to net income of $590,500 on total revenues of $7,065,800 for the nine months ended September 30, 2002. The decrease in sales of $1,743,023 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 is attributable to many factors. The Company completed a project for a major customer in the third quarter of 2002. Sales for this customer for the nine months ended September
30, 2003 were $1,476 as compared to $1,214,101 for the first nine months of 2002. In addition to the completion of work for this customer, the move to the new corporate headquarters, as mentioned below, dramatically affected new sales during the first quarter of 2003.

Basic loss per share for the nine months ended September 30, 2003 was $0.066 as compared to basic earnings per share of $0.073 for the same period in 2002.

Selling, general and administrative costs increased by $91,646 to $2,493,379 for the nine months ended September 30, 2003 as compared to $2,401,733 for the nine months ended September 30, 2002. Selling, general and administrative expenses increased as a percentage of sales from 34% in 2002 to approximately 47% for the same nine-month period in 2003. This increase was due to numerous factors. The Company moved its corporate headquarters during the first quarter of 2003 and incurred approximately $50,000 in one-time moving expenses related to this move. In addition to this, the increase in the monthly rent in the new location contributed approximately $132,750 in the comparison to rental expense for the first nine months of 2002. The Company has consolidated all offices into this one location, providing management with the ability to fully monitor all operations on a daily basis.

Depreciation and amortization expense for the nine months ended September 30, 2003 was $211,048 as compared to $163,370 for the same period in 2002. Depreciation and amortization expense increased $47,678, which was mainly attributable to depreciation expense recognized for the purchase of new equipment and furniture required for the corporate move in February 2003.

The Company recorded $17,466 in interest income for the nine months ended September 30, 2003 as compared to interest income of $27,935 for the same period last year. Interest expense for the nine months ended September 30, 2003 was $56,991 as compared to $50,365 for the nine months ended September 30, 2002.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

The Company is reporting a net loss of $192,812 on total revenues of $1,738,925 for the three months ended September 30, 2003 as compared to net income of $3,958 on total revenues of $1,811,919 for the comparable three months ended September 30, 2002.

Basic loss per share for the three months ended September 30, 2003 was $0.024 as compared to basic earnings per share of $0.000 for the same period in 2002.

Selling, general and administrative costs were $806,629 for the three months ended September 30, 2003 as compared to $803,551 for the three months ended September 30, 2002.

Depreciation and amortization expense for the three months ended
September 30, 2003 was $75,754 as compared to $56,262 for the same period in 2002.

The Company recorded $6,806 in interest income for the three months ended September 30, 2003 as compared to interest income of $10,125 for the same period last year.

Interest expense for the three months ended September 30, 2003 was $17,649 as compared to $14,476 for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $538,736 at September 30, 2003, as compared to $893,372 at December 31, 2002. The losses that have continued into 2003 have decreased cash flow by $354,636. However, the Company has taken measures since the second quarter to reduce costs and will not incur any additional one-time cash outlays related to the move to the new Corporate headquarters, which took place during the first quarter of this year.

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

November 19, 2003             /s/ Ariel Freud
                              -------------------
                              Ariel Freud
                              President, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 19, 2003             /s/ Ariel Freud
                              ------------------
                              Ariel Freud
                              President, Chairman

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

Date:  November 19, 2003        /s/ Ariel Freud
                                -----------------------------
                                Ariel Freud, Chief Executive
                                 and Financial Officer

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

Date:  November 19, 2003        /s/ Ariel Freud
                                -----------------------------
                                Ariel Freud, Chief Executive
                                 and Financial Officer
                                 President, Chairman